Form 10-Q
period 2023-03-31
Strong Global Entertainment, Inc.
filed 2023-06-29
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 1-41688

STRONG GLOBAL ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

5960 Fairview Road, Suite 275 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 471-6784

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker symbol(s)	Name of Each Exchange on Which Registered
Class A Common Voting Shares, without par value	SGE	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of June 26, 2023, there were 7,143,823 Class A Common Voting Shares, without par value outstanding.

PART I. Financial Information

Item 1. Financial Statements

Strong Global Entertainment

Condensed Combined Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,077	$3,615
Accounts receivable (net of credit allowances of $273 and $409, respectively)	5,552	6,148
Inventories, net	3,660	3,389
Other current assets	5,029	4,547
Total current assets	18,318	17,699
Property, plant and equipment, net	4,534	4,607
Operating lease right-of-use assets	225	237
Finance lease right-of-use asset	577	606
Film and television programming rights, net	1,584	1,501
Intangible assets, net	4	6
Goodwill	882	882
Total assets	$26,124	$25,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,668	$4,106
Accrued expenses	4,331	4,486
Payable to FG Group Holdings Inc. (Note 13)	2,288	1,861
Short-term debt	3,634	2,510
Current portion of long-term debt	36	36
Current portion of operating lease obligations	65	64
Current portion of finance lease obligations	112	105
Deferred revenue and customer deposits	2,388	1,769
Total current liabilities	16,522	14,937
Operating lease obligations, net of current portion	217	234
Finance lease obligations, net of current portion	470	502
Long-term debt, net of current portion	117	126
Deferred income taxes	511	529
Other long-term liabilities	5	6
Total liabilities	17,842	16,334

Commitments, contingencies and concentrations (Note 12)

Equity:
Accumulated other comprehensive loss	(5,096)	(5,024)
Net parent investment	13,378	14,228
Total equity	8,282	9,204
Total liabilities and equity	$26,124	$25,538

See accompanying notes to unaudited condensed combined financial statements.

Strong Global Entertainment

Condensed Combined Statements of Income

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net product sales	$7,204	$7,703
Net service revenues	2,747	2,017
Total net revenues	9,951	9,720
Total cost of products	5,465	5,858
Total cost of services	2,166	1,657
Total cost of revenues	7,631	7,515
Gross profit	2,320	2,205
Selling and administrative expenses:
Selling	534	541
Administrative	1,432	1,295
Total selling and administrative expenses	1,966	1,836
Gain on disposal of assets	1	-
Income from operations	355	369
Other income (expense):
Interest expense	(56)	(24)
Foreign currency transaction gain (loss)	117	(78)
Other income, net	12	1
Total other income (expense)	73	(101)
Income before income taxes	428	268
Income tax expense	(55)	(75)
Net income	$373	$193

See accompanying notes to unaudited condensed combined financial statements.

4

Strong Global Entertainment

Condensed Combined Statements of Comprehensive Income

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$373	$193
Currency translation adjustment:
Unrealized net change arising during period	(72)	178
Total other comprehensive (loss) income	(72)	178
Comprehensive income	$301	$371

See accompanying notes to unaudited condensed combined financial statements.

Strong Global Entertainment

Condensed Combined Statements of Equity

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2022	$(5,024)	$14,228	$9,204
Cumulative effect of adoption of accounting principle (Note 2)	-	(24)	(24)
Net income	-	373	373
Net other comprehensive loss	(72)	-	(72)
Stock-based compensation expense	-	18	18
Net transfer to parent	-	(1,217)	(1,217)
Balance at March 31, 2023	$(5,096)	$13,378	$8,282

	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2021	$(3,628)	$12,438	$8,810
Net income	-	193	193
Net other comprehensive income	178	-	178
Stock-based compensation expense	-	39	39
Net transfer from parent	-	1,050	1,050
Balance at March 31, 2022	$(3,450)	$13,720	$10,270

See accompanying notes to unaudited condensed combined financial statements.

Strong Global Entertainment

Condensed Combined Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$373	$193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	(18)	(15)
Provision for obsolete inventory	14	13
Provision for warranty	44	11
Depreciation and amortization	179	213
Amortization and accretion of operating leases	16	20
Deferred income taxes	(19)	(15)
Stock-based compensation expense	18	39
Changes in operating assets and liabilities:
Accounts receivable	593	(408)
Inventories	(284)	426
Current income taxes	130	428
Other assets	(418)	524
Accounts payable and accrued expenses	(457)	(1,994)
Deferred revenue and customer deposits	618	(541)
Operating lease obligations	(19)	(12)
Net cash proivded by (used in) operating activities	770	(1,118)

Cash flows from investing activities:
Capital expenditures	(75)	(103)
Acquisition of programming rights	(83)	(395)
Net cash used in investing activities	(158)	(498)

Cash flows from financing activities:
Principal payments on short-term debt	(250)	(79)
Principal payments on long-term debt	(9)	(3)
Borrowings under credit facility	1,596	-
Repayments under credit facility	(225)	-
Payments on finance lease obligations	(25)	-
Net cash transferred from parent	(1,217)	1,050
Net cash (used in) provided by financing activities	(130)	968

Effect of exchange rate changes on cash and cash equivalents	(20)	44
Net increase (decrease) in cash and cash equivalents and restricted cash	462	(604)
Cash and cash equivalents and restricted cash at beginning of period	3,615	4,494
Cash and cash equivalents and restricted cash at end of period	$4,077	$3,890

Supplemental disclosure of non-cash investing and financing activities:
Amount payable to Landmark Studio Group in connection with acquisition of projects (Note 7)	$-	$1,345

See accompanying notes to unaudited condensed combined financial statements.

Strong Global Entertainment

Notes to the Condensed Combined Financial Statements

(Unaudited)

1. Nature of Operations

Strong Global Entertainment (“Strong Global Entertainment,” or the “Company”) combines the operating assets and liabilities of Strong/MDI Screen Systems, Inc. (“Strong/MDI”), a leading premium screen and projection coatings supplier in the world, Strong Technical Services, Inc. (“STS”), which provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability, and Strong Studios, Inc. (“Strong Studios”), which develops and produces original feature films and television series and acquires rights to distribute content globally. In March 2022, the Company launched Strong Studios, Inc. (“Strong Studios”) with the goal of expanding its business to include content creation and production of feature films and series. The launch of Strong Studios is intended to further diversify our revenue streams and increase our addressable markets, while leveraging and expanding our existing relationships in the industry.

The Company currently operates as an operating segment of FG Group Holdings Inc. (formerly Ballantyne Strong, Inc.) (“FG Group Holdings”), as discussed in the Basis of Presentation below. On July 29, 2021, FG Group Holdings announced that its board of directors had approved the pursuit of a separation of its Strong Global Entertainment business segment from FG Group Holdings. FG Group Holdings announced that the separation was expected to be effected through an initial public offering (“IPO”) of newly issued common shares of Strong Global Entertainment, Inc. FG Group Holdings intends to remain the majority shareholder of the subsidiary post-offering.

On May 15, 2023, the Company announced the pricing of the IPO of 1,000,000 of its Class A Voting Common Shares without par value (“Common Shares”) at a price to the public of $4.00 per share. The IPO closed on May 18, 2023. Total net proceeds of approximately $1.4 million were raised from the IPO after deducting underwriting discounts and commissions and before offering costs. Estimated offering costs amounted to approximately $2.1 million. Strong Global Entertainment’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.” The Company also granted the Underwriters a 45-day option to purchase up to 150,000 additional Common Shares of the Company on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

Refer to Note 14, Subsequent Events, for details relating to the Company’s IPO and related transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements of Strong Global Entertainment have been derived from the consolidated financial statements and accounting records of FG Group Holdings as if Strong Global Entertainment had operated on a stand-alone basis during the periods presented and were prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission. Historically, Strong Global Entertainment was reported as an operating segment within FG Group Holdings’ reportable segments and did not operate as a stand-alone company. Accordingly, FG Group Holdings historically reported the financial position and the related results of operations, cash flows and changes in equity of Strong Global Entertainment as a component of FG Group Holdings’ consolidated financial statements.

The combined financial statements are presented as if Strong Global Entertainment had been carved out of FG Group Holdings for all periods presented. Prior to the completion of the IPO, certain assets and liabilities presented were transferred to Strong Global Entertainment at carry-over (historical cost) basis.

Cash and cash equivalents are managed through bank accounts legally owned by FG Group Holdings as well as accounts owned by STS and Strong/MDI. Accordingly, cash and cash equivalents held by FG Group Holdings at the corporate level were not attributable to Strong Global Entertainment for any of the periods presented. Only cash amounts in accounts legally owned by entities dedicated to the Strong Global Entertainment business are reflected in the combined balance sheets. FG Group Holdings manages cash on a centralized basis and routinely transferred cash to and from its operating subsidiaries to maintain target cash levels and fund disbursements. Transfers of cash, both to and from FG Group Holdings, are reflected as a component of Net parent investment in the combined balance sheets and as a financing activity on the accompanying combined statements of cash flows.

As the operations that comprise Strong Global Entertainment were not historically held by a single legal entity, total Net parent investment is shown as a component of equity in the combined financial statements. Balances between Strong Global Entertainment and FG Group Holdings that were not historically cash settled are included in Net parent investment. Net parent investment represents FG Group Holdings’ interest in the recorded net assets of Strong Global Entertainment and represents the cumulative investment by FG Group Holdings in Strong Global Entertainment through the dates presented, inclusive of operating results.

The operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the consolidated financial statements of FG Group Holdings enabling identification of directly attributable transactional information, functional departments and headcount. The combined balance sheets were primarily derived by reference to one, or a combination, of Strong Global Entertainment transaction-level information, functional department or headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from FG Group Holdings. The allocated costs for corporate functions included, but were not limited to, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

Strong Global Entertainment employees also historically participated in FG Group Holdings’ stock-based incentive plans, in the form of restricted stock units (“RSUs”) and stock options issued pursuant to FG Group Holdings’ employee stock plan. Stock-based compensation expense has been directly reported by Strong Global Entertainment based on the awards and terms previously granted to FG Group Holdings’ employees.

Allocations for management costs and corporate support services provided to Strong Global Entertainment totaled $0.2 million for each of the three months ended March 31, 2023 and March 31, 2022, all of which is included in general and administrative expenses. Strong Global Entertainment expects to incur additional expenses as a stand-alone publicly traded company. It is not practicable to estimate actual costs that would have been incurred had Strong Global Entertainment been a stand-alone company during the periods presented.

The management of Strong Global Entertainment believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by, Strong Global Entertainment during the periods presented. Nevertheless, the combined financial statements may not be indicative of Strong Global Entertainment’s future performance, do not necessarily include all of the actual expenses that would have been incurred had Strong Global Entertainment been an independent entity during the historical periods and may not reflect the results of operations, financial position, and cash flows had Strong Global Entertainment been a stand-alone company during the periods presented.

During the periods presented in the combined financial statements, the operations of Strong Global Entertainment are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by FG Group Holdings, where applicable. Income tax expense and other income tax related information contained in the combined financial statements are presented on a separate return basis as if Strong Global Entertainment had filed its own tax returns. The income taxes of Strong Global Entertainment as presented in the combined financial statements may not be indicative of the income taxes that Strong Global Entertainment will generate in the future. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis, and accordingly, may differ in the future. In jurisdictions where Strong Global Entertainment has been included in the tax returns filed by FG Group Holdings, any income tax receivables resulting from the related income tax provisions have been reflected in the balance sheet within Net parent investment.

Net income per share data has not been presented in the combined financial statements because Strong Global Entertainment did not operate as a separate legal entity with its own capital structure during the periods presented.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year.

These combined financial statements are presented in accordance with the requirements of interim financial data and consequently do not include all of the disclosures normally required by GAAP for annual reporting purposes, such as those made in the Company’s audited combined financial statements for the years ended December 31, 2022 and 2021. These combined financial statements should be read in conjunction with the combined financial statements and for the years ended December 31, 2022 and 2021.

The combined balance sheet as of December 31, 2022 was derived from the Company’s audited combined balance sheet as of that date. All other combined financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full fiscal year.

Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report on Form 10-Q are to, and amounts are presented in, U.S. dollars.

Use of Management Estimates

The preparation of combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

The coronavirus pandemic (“COVID-19”) and inflationary pressures have posed, and may continue to pose, challenges for our business. The COVID-19 global pandemic resulted in unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the ongoing recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed combined balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of March 31, 2023, $0.6 million of the $4.1 million in cash and cash equivalents was held by our foreign subsidiary.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for expected credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company accrues interest and penalties related to uncertain tax positions in the combined statements of operations as income tax expense.

Stock Compensation Plans

The Company’s employees have historically participated in FG Group Holdings’ stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the FG Group Holdings’ employees. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of FG Group Holdings’ common stock on the date of grant.

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the market price of the underlying Common Shares on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory during the three months ended March 31, 2023 and March 31, 2022.

Film and Television Programming Rights

Commencing in March 2022, the Company began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by the Company. The Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Film and television program rights are stated at the lower of amortized cost or estimated fair value.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

For an episodic television series, the period over which Ultimate Revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For films, Ultimate Revenue includes estimates over a period not to exceed ten years following the date of initial release.

Content assets are expected to be predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost.

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. The Company has not incurred any of these write-downs.

An impairment charge would be recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of capitalized costs may be required because of changes in management’s future revenue estimates.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 – inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities
●	Level 2 – inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly
●	Level 3 – inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2023 and December 31, 2022.

Fair values measured on a recurring basis at March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,077	$-	$-	$4,077
Total	$4,077	$-	$-	$4,077

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,615	$-	$-	$3,615
Total	$3,615	$-	$-	$3,615

The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the combined balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).

Net parent investment

Net parent investment on the combined balance sheets represents FG Group Holdings’ historical investment in Strong Global Entertainment, the net effect of transactions with, and allocations to and from, FG Group Holdings, and Strong Global Entertainment.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this ASU effective January 1, 2023. Upon adoption the Company recorded a cumulative effect adjustment decreasing net parent investment by $24,000.

3. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine whether they are distinct, whether the items have value on a standalone basis, and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin approach. The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company typically does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients, or receives cash, in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Screen system sales	$2,582	$3,306
Digital equipment sales	3,526	3,544
Extended warranty sales	51	100
Other product sales	1,045	753
Total product sales	7,204	7,703
Field maintenance and monitoring services	1,891	1,618
Installation services	802	371
Other service revenues	54	28
Total service revenues	2,747	2,017
Total	$9,951	$9,720

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit times because control transfers upon customer delivery. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract.

Digital equipment sales

The Company recognizes revenue on sales of digital equipment when the control of the equipment is transferred, which typically occurs at the time of shipment from the Company’s warehouse or drop-shipment from a third party. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to its Strong Entertainment customers. These contracts are generally 12 months in length. Revenue related to service contracts is recognized ratably over the term of the agreement.

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for customers. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for its customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company performs installation services for its customers and recognizes revenue upon completion of the installations.

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Point in time	$8,430	$8,442
Over time	1,521	1,278
Total	$9,951	$9,720

At March 31, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.8 million. The Company expects to recognize $0.8 million of the unearned revenue amounts during the remainder of 2023, and immaterial amounts from 2024 through 2026.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and components	$1,925	$1,826
Work in process	448	279
Finished goods	1,287	1,284
	$3,660	$3,389

The inventory balances are net of reserves of approximately $0.5 million as of both March 31, 2023 and December 31, 2022. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(16)
Provision for inventory reserve during 2023	14
Inventory reserve balance at March 31, 2023	$484

5. Other Current Assets

Other current assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$854	$417
Receivable from Safehaven 2022, Inc.	1,625	1,625
Costs incurrent in connection with initial public offering	1,987	1,920
Unbilled accounts receivable	500	337
Other	63	248
Total	$5,029	$4,547

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$48	$48
Buildings and improvements	6,757	6,752
Machinery and other equipment	4,853	4,778
Office furniture and fixtures	676	675
Construction in progress	15	12
Total properties, cost	12,349	12,265
Less: accumulated depreciation	(7,815)	(7,658)
Property, plant and equipment, net	$4,534	$4,607

7. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Television series in development	$1,362	$1,308
Films in development	222	193
Total	$1,584	$1,501

The Company has not yet commenced amortization of the projects as they were still in development at March 31, 2023.

A rollforward of film and television programming rights, net for the three months ended March 31, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	83
Balance at March 31, 2023	$1,584

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have produced revenue as of March 31, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the IPO of Strong Global Entertainment, a warrant to purchase up to 150,000 Common Shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the IPO, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s Common Shares in the IPO (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for Safehaven and Flagrant (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million and Flagrant for $2.5 million upon delivery of each project. In January 2023, Strong Studios amended its agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Flagrant series and releasing SMV from the obligation to purchase the distribution rights for the series.

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven. Strong Studios owns 49% of Safehaven 2022 and the remaining 51% is owned by Unbounded Services, LLC (“Unbounded”). No consideration was paid by Strong Studios in exchange for its 49% equity interest in Safehaven 2022. Unbounded also did not contribute any assets or liabilities to Safehaven 2022 and agreed to provide day-to-day management services in exchange for their 51% ownership. Unbounded will also serve as a co-producer on the project. Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Strong Studios and Unbounded will share profits and losses, if any, from Safehaven 2022 on a pro-rata basis based on their relative ownership percentages.

Strong Studios allocated $1.0 million of the $1.7 million acquisition price to Safehaven and incurred an additional $0.1 million of development costs during 2022. Strong Studios transferred the $1.1 million in intellectual property representing the rights and assets related to Safehaven and Safehaven 2022 agreed to reimburse Strong Studios $1.1 million for those costs following payment of any senior secured debt and prior to any profit participations or equity distributions. Safehaven 2022 reimbursed the $0.1 million of development costs incurred by Strong Studios, and the remaining $1.0 million payable to Strong Studios represents an obligation of Safehaven 2022 to Strong Studios and is not contingent on any specific event. Accordingly, the Company has classified the amount due from Safehaven 2022 as a receivable within other current assets on its combined balance sheet as of March 31, 2023. Strong Studios expects Safehaven 2022 to reimburse the acquisition cost allocated to the project based on its ultimate expected revenues and profits from the exploitation of the project. Safehaven 2022 will begin to generate revenue and expenses upon delivery of the completed Safehaven series to SMV, which is expected to occur in 2023. The $6.5 million minimum guarantee is due and payable to Safehaven 2022 in installments of 25% upon delivery and acceptance, 25% three months thereafter, and the remaining 50% six months thereafter. Upon delivery and acceptance, Safehaven 2022 expects to recognize $6.5 million in initial revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Safehaven 2022 is an equity method holding and the Company will reflect its proportionate share of the net periodic profit and loss of Safehaven 2022 as equity method income (loss) during each reporting period.

Safehaven 2022 entered into a Loan and Security Agreement with Bank of Hope to provide interim production financing for the Safehaven production, secured by the Landmark distribution agreement. Safehaven 2022 is the sole borrower and guarantor under the loan agreement. As of March 31, 2023, Safehaven 2022 had borrowed $9.6 million under the facility for production costs incurred to that date. Safehaven 2022 has also received working capital advances of $0.6 million from Strong Studios. Strong Studios expects Safehaven 2022 to reimburse the working capital advances in the second half of 2023.

Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it has significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company will apply the equity method of accounting to its equity holding in Safehaven 2022 and will record its proportionate share of the net income/loss resulting from the equity holding as a single line item captioned “equity method holding income (loss)” on its combined statement of operations.

Safehaven 2022 did not record any income or expense during the three months ended March 31, 2023, because all costs incurred by Safehaven 2022 related to the in-process production have been capitalized. Upon delivery and acceptance of the project, Safehaven 2022 expects to recognize revenue from the distribution rights and will record cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. A summary of the balance sheet of Safehaven 2022 as of March 31, 2023, is as follows (in thousands):

Cash	$37
Television programming rights	11,118
Other assets	76
Total assets	$11,231

Accounts payable and accrued expenses	$10
Due to Strong Studios	1,625
Debt	9,596
Equity	-
Total liabilities and equity	$11,231

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Employee-related	$1,198	$1,283
Warranty obligation	312	309
Interest and taxes	474	294
Legal and professional fees	460	462
Film and television programming rights	1,384	1,709
Other	503	429
Total	$4,331	$4,486

9. Debt

Short-term debt and long-term debt consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$2,262	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	1,372	-
Total short-term debt	$3,634	$2,510

Long-term debt:
Tenant improvement loan	$153	$162
Less: current portion	(36)	(36)
Long-term debt, net of current portion	$117	$126

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with Canadian Imperial Bank of Commerce (“CIBC”) consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consisted of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20- year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by CIBC. Amounts outstanding under the installment loans bear interest at CIBC’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. CIBC may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement required Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million.

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. As of March 31, 2023, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the 20-year installment loan, which bears variable interest at 7.20%. Strong/MDI was in compliance with its debt covenants as of March 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of March 31, 2023, there was CAD$1.9 million, or approximately $1.4 million, of principal outstanding on the revolving credit facility, which bears variable interest at 7.70%

Tenant Improvement Loan

During the fourth quarter of 2021, the Company entered into a lease for a combined office and warehouse in Omaha, Nebraska. The Company incurred total costs of approximately $0.4 million to complete the build-out of the new combined office and warehouse facility. The landlord has agreed to fund approximately 50% of the build-out costs, and the Company is required to repay the portion funded by the landlord in equal monthly installments through the end of the initial lease term in February 2027. Through the end of 2021, the Company incurred approximately $0.2 million of total costs to build out the facility, of which approximately $0.1 million was funded by the landlord. The Company completed the build-out during the first quarter of 2022 and incurred an additional $0.2 million of total costs to complete the build-out, of which approximately $0.1 million was funded by the landlord.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2023, are as follows (in thousands):

Remainder of 2023	$26
2024	38
2025	40
2026	42
2027	7
Thereafter	-
Total	$153

10. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2027. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, the Company has not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

The Company elected to not apply the recognition requirements of Accounting Standards Codification Topic 842, “Leases,” to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended
	March 31, 2023	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$29	$-
Interest on lease liabilities	12	-
Operating lease cost	17	24
Short-term lease cost	17	14
Net lease cost	$75	$38

Other information	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$-
Operating cash flows from operating leases	$19	$15
Financing cash flows from finance leases	$23	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Weighted-average remaining lease term - finance leases (years)		1.4
Weighted-average remaining lease term - operating leases (years)		3.9
Weighted-average discount rate - finance leases		4.5%
Weighted-average discount rate - operating leases		4.5%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$57	$115
2024	78	153
2025	79	401
2026	81	-
2027	14	-
Thereafter	-	-
Total lease payments	309	669
Less: Amount representing interest	(27)	(87)
Present value of lease payments	282	582
Less: Current maturities	(65)	(112)
Lease obligations, net of current portion	$217	$470

11. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2023 and December 31, 2022.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three months ended March 31, 2023, as well as for the year ended December 31, 2022.

Changes in tax laws may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2019 through 2021. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

12. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

The Company and certain of its subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of March 31, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, the Company settled three cases, which resulted in payments totaling $53,000. When appropriate, the Company may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its combined financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 58% of combined net revenues during the three months ended March 31, 2023. Trade accounts receivable from these customers represented approximately 80% of net combined receivables at March 31, 2023. One of the Company’s customers accounted for more than 10% of both its combined net revenues during the three months ended March 31, 2023 and its net combined receivables as of March 31, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

13. Related Party Transactions

Related Party Transactions

In connection with the IPO, we and FG Group Holdings entered into a management services agreement that provides a framework for our ongoing relationship with FG Group Holdings, whereby which FG Group Holdings will provide certain services to us, which could include information technology, legal, finance and accounting, human resources, tax, treasury, and other services. Pursuant to the Management Services Agreement, FG Group Holdings will charge us a fee that is based on its actual costs for those services in the future.

The Company manufactures its screens in an approximately 80,000 square-foot facility near Montreal, Quebec, Canada, which is owned by Strong/MDI. The facility was not transferred to the Company as part of the IPO. The Company and Strong/MDI have entered into a long-term lease agreement covering the Company’s continued use of the facility. As discussed in Note 9, the 20-year installment loan, which is collateralized by the manufacturing facility, was not transferred to the Company.

Allocation of Corporate Expenses

The operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the consolidated financial statements of FG Group Holdings enabling identification of directly attributable transactional information, functional departments and headcount. The combined balance sheet was primarily derived by reference to one of, or a combination of, Strong Global Entertainment transaction-level information, functional department or headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from FG Group Holdings. The allocated costs for corporate functions included, but were not limited to, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

The combined statements of operations of the Company reflect allocations of general corporate expenses from FG Group Holdings including expenses related to corporate services, such information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on a basis of revenue, headcount, or other measures the Company has determined as reasonable. These allocations are primarily reflected within operating expenses in the combined statements of operations. The amount of these allocations from FG Group Holdings for each of the three months ended March 31, 2023 and March 31, 2022 was $0.2 million, all of which related to general and administrative expense. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, the Company during the periods presented.

Costs Incurred in Connection with the IPO

As of March 31, 2023, the Company incurred $2.0 million of costs in connection with the IPO, of which $1.0 million was paid by FG Group Holdings. During 2022, it was determined the Company will reimburse FG Group Holdings upon the completion of the IPO. Accordingly, the Company has recorded the $1.0 million within Payable to FG Group Holdings on the combined balance sheet as of March 31, 2023.

Working Capital Advance to Safehaven 2022

As discussed in Note 7, Safehaven 2022 has received working capital advances of $0.6 million from FG Group Holdings. Strong Studios expects Safehaven 2022 to reimburse the working capital advances in the second half of 2023. Upon reimbursement of the working capital advances from Safehaven 2022, Strong Studios will then reimburse FG Group Holdings. Accordingly, the Company has recorded (i) the $0.6 million receivable from Safehaven 2022 related to the working capital advance within Other current assets and (ii) the subsequent reimbursement to FG Group Holdings within Payable to FG Group Holdings on the combined balance sheet as of March 31, 2023.

Landmark Transaction

As discussed in Note 7, Strong Studios acquired, from Landmark, the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.6 million of which has been paid by FG Group Holdings through March 31, 2023. Strong Studios expects to reimburse FG Group Holdings for the $0.6 million paid to Landmark. Accordingly, the Company has recorded the $0.6 million within Payable to FG Group Holdings on the combined balance sheet as of March 31, 2023.

14. Subsequent Events

On May 18, 2023, subsequent to the close of the Company’s first quarter ended March 31, 2023, the Company completed its IPO of 1,000,000 Common Shares, at $4.00 per share, before underwriting discounts and commissions and estimated offering costs. The Company also granted the Underwriters a 45-day option to purchase up to 150,000 additional Common Shares of the Company on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

The Company’s shares began trading on the NYSE American under the ticker symbol “SGE” on May 16, 2023. Total net proceeds of approximately $1.4 million were raised from the IPO after deducting underwriting discounts and commissions and before offering costs. Estimated offering costs amounted to approximately $2.1 million. Prior to the IPO, the Company was a wholly owned subsidiary of FG Group Holdings and upon the closing of the IPO on May 18, 2023, FG Group Holdings owned approximately 85.7% of the Company’s Common Shares.

On May 18, 2023, the Company and FG Group Holdings entered into a master separation agreement as well as various other agreements that govern the relationship between the Company and FG Group Holdings following the separation, including a management services agreement.

On May 26, 2023, the Company issued the Landmark Warrant to Landmark, to purchase up to 150,000 Common Shares, exercisable for three years beginning six months after May 18, 2023, at an exercise price of $4.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed combined financial statements and notes thereto appearing elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10–Q, including management’s discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical are forward-looking and reflect expectations for future Company performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); and the adequacy of the Company’s insurance. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

Strong Global Entertainment, Inc. (“Strong Global Entertainment,” the “Company,” “we,” “our,” and “us”) is a leader in the entertainment industry, providing mission critical products and services to cinema exhibitors and entertainment venues for over 80 years. The Company manufactures and distributes premium large format projection screens, provides comprehensive managed services, technical support and related products and services primarily to cinema exhibitors, theme parks, educational institutions, and similar venues. In addition to traditional projection screens, the Company manufactures and distributes its Eclipse curvilinear screens, which are specially designed for theme parks, immersive exhibitions, as well as simulation applications. It also provides maintenance, repair, installation, network support services and other services to cinema operators, primarily in the United States. The Company also owns Strong Studios, which develops and produces original feature films and television series.

We plan to grow market share and organic revenue and improve operating results, with the intent of expanding the ultimate valuation of the business. In addition, we may acquire other businesses, which may be within or outside of our existing markets.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease was initially reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including repeat or cyclical outbreaks, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. We believe that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, is abating, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. There can be no assurances, however, that there will be no further resurgence or variants of COVID-19 which could reverse the current trend.

The repercussions of the COVID-19 global pandemic resulted in a significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to spend on our products and services, which continues to negatively impact us. A significant number of our customers temporarily ceased operations during the pandemic, which negatively impacted our results of operations. For instance, during this time, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, terminated or deferred their non-essential capital expenditures. The COVID-19 pandemic also adversely affected film production and the pipeline of feature films available in the short- or long-term. However, we believe there is now pent-up demand for out-of-home entertainment that will drive favorable trends post-COVID-19 in the cinema exhibition and theme park industries. We also experienced other negative impacts during the pandemic; among other actions, we were required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, experienced lower revenues from field services, and saw a reduction in non-recurring time and materials-based services. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations, and could also have a material adverse impact on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes.

While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments and the related length of their impact on the global economy, which are uncertain and cannot be predicted at this time. Even as the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its national and global economic impact. Our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$9,951	$9,720	$231	2.4%
Cost of revenues	7,631	7,515	116	1.5%
Gross profit	2,320	2,205	115	5.2%
Gross profit percentage	23.3%	22.7%
Selling and administrative expenses	1,966	1,836	130	7.1%
Gain on disposal of assets	1	-	1	100.0%
Income from operations	355	369	(14)	(3.8)%
Other income (expense)	73	(101)	174	(172.3)%
Income before income taxes	428	268	160	59.7%
Income tax expense	(74)	(75)	1	(1.3)%
Net income	$354	$193	$161	83.4%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Revenue increased 2.4% to $10.0 million in the first quarter of 2023 from $9.7 million in the first quarter of 2022. The increase from the prior year was due to $0.7 million of higher service revenue, partially offset by a $0.5 million decrease in product revenue.

We have increased the scope of our services to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers. The decline in revenue from products was primarily due to the timing of projects utilizing our Eclipse curvilinear screens, which was partially offset by higher sales of traditional cinema screens as the upgrade to laser projection continues across the industry. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

Gross Profit

Gross profit was $2.3 million or 23.3% of revenues in the first quarter of 2023 compared to $2.2 million or 22.7% in the first quarter of 2022.

Gross profit from product sales was $1.7 million or 24.1% of revenues for the first quarter of 2023 compared to $1.6 million or 21.1% of revenues for the first quarter of 2022. The increase in gross profit percentage resulted primarily from product mix as revenue from our higher margin traditional cinema screens grew at a faster rate than that of our other products.

Gross profit from service revenue was $0.6 million or 21.2% of revenues for the first quarter of 2023 compared to $0.6 million or 28.7% of revenues for the first quarter of 2022. Gross profit percentage declined from the prior year as the increase in gross margin from our field services and contract revenue was more than offset by third-party screen installation costs. Third-party screen installation costs are expected to be replaced with internal labor as we continue to onboard our internal installation team, which is expected to improve margins later in the year.

Income from Operations

Operating income was $0.4 million in both the first quarters of 2023 and 2022. Selling and administrative expenses, marketing and travel and entertainment expenses were higher during the first quarter of 2023 as revenue and business activity increased, including the addition of Strong Studios, in the current period as compared to the prior year, which was offset by an increase in gross profit.

Other Financial Items

Total other income of $0.1 million during the first quarter of 2023 primarily consisted of $0.1 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense. Total other expense of $0.1 million during the first quarter of 2022 included $0.1 million of foreign currency transaction adjustments and $24,000 of interest expense.

Income tax expense was $0.1 million during both the first quarters of 2023 and 2022. Our income tax expense primarily consisted of income tax on our foreign earnings.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities.

We ended the first quarter of 2023 with total cash and cash equivalents of $4.1 million compared to $3.6 million as of December 31, 2023. Of the $4.1 million as of March 31, 2023, $0.6 million was held by our Canadian subsidiary, Strong/MDI Screen Systems, Inc. (“Strong/MDI”).

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 9 to the condensed combined financial statements included in this Quarterly Report on Form 10-Q, for a description of our debt as of March 31, 2023.

Debt

Strong/MDI Installment Loans & Revolving Credit Facility

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. These borrowings are due on demand by the lender and total $3.6 million as of March 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to our initial public offering (the “IPO”).

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.8 million during the three months ended March 31, 2023 compared to net cash used in operations of 1.1 million during the three months ended March 31, 2022. Cash from operations increased due to improvements in working capital including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million during the three months ended March 31, 2023, which consisted of $0.1 million of capital expenditures and a $0.1 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities during the three months ended March 31, 2022 was $0.5 million, which consisted of $0.1 million of capital expenditures and a $0.4 million outflow related to the acquisition of film and television programming rights.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million during the first quarter of 2023, which primarily consisted of $1.2 million transferred to FG Group Holdings and $0.3 million of principal payments on debt and finance leases, partially offset by $1.4 million of net borrowings under the CIBC revolving line of credit. Net cash provided by financing activities was $1.0 million during the first quarter of 2022, consisting primarily of $1.1 million transferred from FG Group Holdings, partially offset by $0.1 million of principal payments on debt.

Use of Non-GAAP Measures

We prepare our combined financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

EBITDA and Adjusted EBITDA are not measures of performance defined in accordance with GAAP. However, Adjusted EBITDA is used internally in planning and evaluating our operating performance. Accordingly, management believes that disclosure of these metrics offers investors, bankers and other stakeholders an additional view of our operations that, when coupled with the GAAP results, provides a more complete understanding of our financial results.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (loss) or to net cash from operating activities as measures of operating results or liquidity. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies, and the measures exclude financial information that some may consider important in evaluating our performance.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) EBITDA and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended March 31,
	2023	2022

Net income	$373	$193
Interest expense, net	56	24
Income tax expense	55	75
Depreciation and amortization	179	213
EBITDA	663	505
Stock-based compensation expense	18	39
Foreign currency transaction (gain) loss	(117)	78
Adjusted EBITDA	$564	$622

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the condensed combined financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

In preparing our combined financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and our historical experience.

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies.

Revenue Recognition

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. We typically do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients, or receive cash, in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of March 31, 2023 or December 31, 2022.

Film and Television Programming Rights

Commencing in March 2022, we began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by us. Our capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Film and television program rights are stated at the lower of amortized cost or estimated fair value. Fair value is determined using a discounted cash flow methodology with assumptions for cash flows. Key inputs employed in the discounted cash flow methodology include estimates of ultimate revenue (as defined below) and costs, as well as a discount rate. The discount rate utilized in the valuation is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring the film and television programming rights.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

For an episodic television series, the period over which Ultimate Revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. For films, Ultimate Revenue includes estimates over a period not to exceed ten years following the date of initial release.

Content assets are expected to be predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost.

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. We have not yet incurred any of these write-downs.

An impairment charge would be recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates.

Cost Allocations

Our historical combined financial statements are prepared on a stand-alone basis in accordance with U.S. GAAP and are derived from FG Group Holdings’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations and include allocations of expenses from FG Group Holdings. FG Group Holdings currently provides certain services to us, and costs associated with these functions have been allocated to us. The allocations include costs related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, and other services. These costs were allocated on a basis of revenue, headcount or other measures we have determined as reasonable. Stock-based compensation includes expense attributable to our employees are also allocated from FG Group Holdings. These allocations are reflected within operating expenses in our combined statements of operations. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not necessarily be indicative of the actual expenses we would have incurred as an independent company during the periods prior to the offering or of the additional costs we will incur in the future as we operate as a stand-alone company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a “smaller reporting company” as defined by Item 229.10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective at ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”)’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. We and certain of our subsidiaries are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. We have not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intend to continue to defend these lawsuits. As of March 31, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first quarter of 2023, we settled three cases, which resulted in payments totaling $53,000. When appropriate, we may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our combined financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus as filed with the SEC on May 16, 2023 pursuant to Rule 424(b)(5) under the Securities Act, relating to our Registration Statement on Form S-1. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 9, 2021, we issued one Common Share to Strong/MDI. On May 18, 2023, in connection with the IPO, we issued 5,999,999 Common Shares and 100 Class B Limited Voting Shares without par value to Strong/MDI. On May 18, 2023, we also issued an aggregate of 143,823 Common Shares to our directors and officers and issued to the representative of the underwriters in our IPO (or its designees), warrants to purchase up to an aggregate of 50,000 Common Shares (5% of the Common Shares sold in the IPO). These warrants are exercisable at $5.00 per share, which represents 125% of the public offering price per share in the IPO. The warrants are exercisable at any time and from time to time, in whole or in part, commencing on November 13, 2023, 180-days from the effective date of the IPO registration statement, and expiring on May 15, 2028, five years following the effective date of such registration statement.

On May 26, 2023, we issued a warrant to Landmark Studio Group LLC to purchase up to 150,000 Common Shares, exercisable for three years beginning six months after May 18, 2023, at an exercise price of $4.00 per share.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from IPO of Common Shares

On October 26, 2021, our Registration Statement on Form S-1 (file No.: 333-264165) was declared effective by the SEC for our IPO of Common Shares. Our Common Shares began trading on NYSE American on May 16, 2023, and the IPO closed on May 18, 2023. In connection with our IPO, we issued and sold an aggregate of 1,000,000 Common Shares at a price of $4.00 per share. The Company also granted the underwriters a 45-day option to purchase up to 150,000 additional Common Shares of the Company on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. On May 18, 2023, we also issued to the representative of the underwriters or its designees, warrants to purchase up to an aggregate of 50,000 Common Shares with the exercise price of $5.00 per share. Total net proceeds of approximately $1.4 million were raised from the IPO after deducting underwriting discounts and commissions and before offering costs. Estimated offering costs amounted to approximately $2.1 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 16, 2023 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

4.1	Strong Global Entertainment, Inc. Warrant to Purchase Common Shares, dated May 26, 2023.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Strong Global Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Combined Balance Sheets (unaudited); (ii) the Condensed Combined Statements of Operations (unaudited); (iii) the Condensed Combined Statements of Comprehensive Loss (unaudited); (iv) the Condensed Combined Statements of Stockholders’ Equity (unaudited); (v) the Condensed Combined Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Combined Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 29, 2023	Date:	June 29, 2023

