Form 10-Q
period 2023-06-30
Strong Global Entertainment, Inc.
filed 2023-08-14
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-41688

STRONG GLOBAL ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

5960 Fairview Road, Suite 275 Charlotte, North Carolina	28210
(Address of Principal Executive Offices)	(Zip Code)

(704) 471-6784

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Voting Shares, without par value	SGE	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2023, there were 7,143,823 Class A Common Voting Shares, without par value outstanding.

PART I. Financial Information

Item 1. Financial Statements

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,371	$3,615
Accounts receivable (net of credit allowances of $250 and $409, respectively)	6,377	6,148
Inventories, net	3,125	3,389
Other current assets	11,813	4,547
Total current assets	25,686	17,699
Property, plant and equipment, net	1,655	4,607
Operating lease right-of-use assets	4,761	237
Finance lease right-of-use asset	853	606
Film and television programming rights, net	7,691	1,501
Intangible assets, net	2	6
Goodwill	902	882
Total assets	$41,550	$25,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,232	$4,106
Accrued expenses	7,327	4,486
Payable to FG Group Holdings Inc. (Note 16)	2,264	1,861
Short-term debt	12,219	2,510
Current portion of long-term debt	37	36
Current portion of operating lease obligations	326	64
Current portion of finance lease obligations	166	105
Deferred revenue and customer deposits	1,140	1,769
Total current liabilities	26,711	14,937
Operating lease obligations, net of current portion	4,545	234
Finance lease obligations, net of current portion	690	502
Long-term debt, net of current portion	107	126
Deferred income taxes	-	529
Other long-term liabilities	625	6
Total liabilities	32,678	16,334

Commitments, contingencies and concentrations (Note 15)

Equity:
Common stock, no par value; 150,000 shares authorized, 7,144 issued and outstanding as of June 30, 2023	-	-
Additional paid-in-capital	14,989	-
Accumulated deficit	(841)	-
Accumulated other comprehensive loss	(5,276)	(5,024)
Net parent investment	-	14,228
Total equity	8,872	9,204
Total liabilities and equity	$41,550	$25,538

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales	$8,411	$6,683	$15,615	$14,386
Net service revenues	9,428	2,140	12,175	4,157
Total net revenues	17,839	8,823	27,790	18,543
Total cost of products	6,305	4,834	11,770	10,692
Total cost of services	4,325	1,890	6,490	3,547
Total cost of revenues	10,630	6,724	18,260	14,239
Gross profit	7,209	2,099	9,530	4,304
Selling and administrative expenses:
Selling	618	684	1,151	1,225
Administrative	6,414	1,475	7,845	2,770
Total selling and administrative expenses	7,032	2,159	8,996	3,995
Gain on disposal of assets	-	-	1	-
Income (loss) from operations	177	(60)	535	309
Other (expense) income:
Interest expense, net	(62)	(27)	(118)	(51)
Foreign currency transaction (loss) gain	(426)	206	(309)	128
Other income, net	(15)	3	(4)	4
Total other (expense) income	(503)	182	(431)	81
(Loss) income before income taxes	(326)	122	104	390
Income tax expense	(90)	(109)	(144)	(184)
Net (loss) income	$(416)	$13	$(40)	$206

Net income per share
Basic	$(0.06)	$0.00	$(0.01)	$0.03
Diluted	$(0.06)	$0.00	$(0.01)	$0.03

Weighted-average shares used in computing net loss per share:
Basic	6,553	6,000	6,278	6,000
Diluted	6,553	6,000	6,278	6,000

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(416)	$13	$(40)	$206
Currency translation adjustment:
Unrealized net change arising during period	(180)	(731)	(252)	(553)
Total other comprehensive loss	(180)	(731)	(252)	(553)
Comprehensive loss	$(596)	$(718)	$(292)	$(347)

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

($ and shares in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2022	-	$-	$-	$-	$(5,024)	$14,228	$9,204
Cumulative effect of adoption of accounting principle (Note 2)	-	-	-	-	-	(24)	(24)
Net income	-	-	-	-	-	373	373
Net other comprehensive loss	-	-	-	-	(72)	-	(72)
Stock-based compensation expense	-	-	-	-	-	18	18
Net transfer to parent	-	-	-	-	-	(1,217)	(1,217)
Balance at March 31, 2023	-	$-	$-	$-	$(5,096)	$13,378	$8,282
Net (loss) income	-	-	-	(841)	-	425	(416)
Net other comprehensive loss	-	-	-	-	(180)	-	(180)
Stock-based compensation expense	-	-	714	-	-	34	748
Net transfer to parent	-	-	-	-	-	(1,066)	(1,066)
Reclassification of Net parent investment	6,000	-	12,771	-	-	(12,771)	-
Issuance of common stock and Landmark warrant, net of costs	1,000	-	1,608	-	-	-	1,608
Vesting of restricted stock	144	-	(104)	-	-	-	(104)
Balance at June 30, 2023	7,144	$-	$14,989	$(841)	$(5,276)	$-	$8,872

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2021	-	$-	$-	$-	$(3,628)	$12,438	$8,810
Net income	-	-	-	-	-	193	193
Net other comprehensive income	-	-	-	-	178	-	178
Stock-based compensation expense	-	-	-	-	-	39	39
Net transfer from parent	-	-	-	-	-	1,050	1,050
Balance at March 31, 2022	-	$-	$-	$-	$(3,450)	$13,720	$10,270
Net income	-	-	-	-	-	13	13
Net other comprehensive income	-	-	-	-	(731)	-	(731)
Vesting of restricted stock	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	33	33
Net transfer from parent					-	15	15
Balance at June 30, 2022	-	$-	$-	$-	$(4,181)	$13,781	$9,600

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(40)	$206
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(3)	3
Provision for obsolete inventory	29	6
Provision for warranty	73	15
Depreciation and amortization	2,309	367
Amortization and accretion of operating leases	32	36
Deferred income taxes	(763)	(48)
Stock-based compensation expense	766	72
Changes in operating assets and liabilities:
Accounts receivable	(213)	(1,100)
Inventories	286	(602)
Current income taxes	38	417
Other assets	(8,542)	1,330
Accounts payable and accrued expenses	6,116	(2,622)
Deferred revenue and customer deposits	(636)	(71)
Operating lease obligations	(38)	(31)
Net cash used in operating activities	(586)	(2,022)

Cash flows from investing activities:
Capital expenditures	(316)	(179)
Acquisition of programming rights	(86)	(337)
Net cash used in investing activities	(402)	(516)

Cash flows from financing activities:
Principal payments on short-term debt	(282)	(156)
Principal payments on long-term debt	(18)	(11)
Borrowings under credit facility	4,344	-
Repayments under credit facility	(2,132)	-
Payments on finance lease obligations	(60)	-
Proceeds from initial public offering	2,411	-
Payments of withholding taxes for net share settlement of equity awards	(104)	-
Net cash transferred (to) from parent	(2,283)	1,065
Net cash provided by financing activities	1,876	898

Effect of exchange rate changes on cash and cash equivalents	(132)	112
Net increase (decrease) in cash and cash equivalents and restricted cash	756	(1,528)
Cash and cash equivalents and restricted cash at beginning of period	3,615	4,494
Cash and cash equivalents and restricted cash at end of period	$4,371	$2,966

Supplemental disclosure of non-cash investing and financing activities:
Amount payable to Landmark Studio Group in connection with acquisition of projects (Note 9)	$-	$1,345

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Strong Global Entertainment (“Strong Global Entertainment,” or the “Company”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is s a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world;, Strong Technical Services, Inc. (“STS”), provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability; and Strong Studios, Inc. (“Strong Studios”), develops and produces original feature films and television series and acquires rights to distribute content globally.

On May 15, 2023, the Company completed an initial public offering (“IPO”) of 1,000,000 of its Class A Voting Common Shares without par value (“Common Shares”) at a price to the public of $4.00 per share. The IPO closed on May 18, 2023 and the Company completed its separation from FG Group Holdings, Inc (“FG Group Holdings”). Total net proceeds of approximately $1.4 million were raised from the IPO after deducting underwriting discounts and commissions and offering costs. Offering costs totaled approximately $2.1 million. Strong Global Entertainment’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

Refer to Note 5 for additional details relating to the Company’s IPO and separation transactions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements were presented in accordance with the requirements of interim financial data and consequently do not include all of the disclosures normally required by GAAP for annual reporting purposes, such as those made in the Company’s audited financial statements for the years ended December 31, 2022 and 2021. The results for interim periods are not necessarily indicative of trends or results expected for a full fiscal year.

In May 2023, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined financial statements for all periods presented prior to the Separation (see below for additional information) are now also referred to as “consolidated financial statements.” In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over (historical cost) basis.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report on Form 10-Q are to, and amounts are presented in, U.S. dollars.

For Periods Prior to the Separation

Prior to the separation, the Company’s financial statements were derived from the consolidated financial statements and accounting records of FG Group Holdings as if Strong Global Entertainment had operated on a stand-alone basis during the periods presented and were prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission. Historically, Strong Global Entertainment was reported as an operating segment within FG Group Holdings’ reportable segments and did not operate as a stand-alone company. Accordingly, FG Group Holdings historically reported the financial position and the related results of operations, cash flows and changes in equity of Strong Global Entertainment as a component of FG Group Holdings’ consolidated financial statements.

Prior to the Separation, the historical results of operations included allocations of FG Group Holdings’ costs and expenses including FG Group Holdings’ corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications.

For periods prior to the Separation, the operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the consolidated financial statements of FG Group Holdings enabling identification of directly attributable transactional information, functional departments and headcount. The combined balance sheets were primarily derived by reference to one, or a combination, of Strong Global Entertainment transaction-level information, functional department or headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from FG Group Holdings. The allocated costs for corporate functions included, but were not limited to, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

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

Allocations for management costs and corporate support services provided to Strong Global Entertainment totaled $0.3 million and $0.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively, all of which is included in general and administrative expenses. Strong Global Entertainment expects to incur additional expenses as a stand-alone publicly traded company.

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

The operations of the Company were included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by FG Group Holdings, where applicable. Income tax expense and other income tax related information contained in the financial statements prior to the Separation are presented on a separate return basis as if Strong Global Entertainment had filed its own tax returns.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

The coronavirus pandemic (“COVID-19”) had an unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the impact of COVID-19 on inflation and supply chains and the continued economic recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of June 30, 2023, $2.4 million of the $4.4 million in cash and cash equivalents was held in Canada.

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

The Company’s uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company accrues interest and penalties related to uncertain tax positions in the consolidated statements of operations as income tax expense.

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. No stock-based compensation cost was capitalized as a part of inventory during the periods ended June 30, 2023 and June 30, 2022.

Prior to the Separation, the Company’s employees participated in FG Group Holdings’ stock-based compensation plans. Stock-based compensation expense was allocated to the Company based on the awards and terms previously granted to the FG Group Holdings’ employees.

Film and Television Programming Rights

In March 2022, the Company began producing original productions and acquiring rights to films and television programming. Film and television programming rights include the unamortized costs of in-process or in-development content produced or acquired by the Company. The Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead. Where available, the Company utilizes certain governmental incentives, programs and other structures from states and foreign countries (e.g., refundable tax credits calculated based on the amount of money spent in the particular jurisdiction in connection with the production) to fund its film and television productions and reduce financial risk. Film and television program rights are stated at the lower of amortized cost or estimated fair value.

The costs of producing content are amortized using the individual-film-forecast method. These costs are amortized based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“Ultimate Revenue”) as of each reporting date to reflect the most current available information. Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors and estimated liabilities for participations are accrued based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. Management’s judgment is required in estimating Ultimate Revenue and the costs to be incurred throughout the life of each film or television program. Amortization is adjusted when necessary to reflect increases or decreases in forecasted Ultimate Revenues.

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

Due to the inherent uncertainties involved in making such estimates of Ultimate Revenues and expenses, these estimates may differ materially from actual results. In addition, in the normal course of our business, some films and titles will be more successful or less successful than anticipated. Management regularly reviews and revises, when necessary, its Ultimate Revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. An increase in the estimate of Ultimate Revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of Ultimate Revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically result in an impairment requiring a write-down of the film cost to the title’s fair value. The Company has not incurred any of these write-downs.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2023 and December 31, 2022.

Fair values measured on a recurring basis at June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,371	$-	$-	$4,371
Total	$4,371	$-	$-	$4,371

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,615	$-	$-	$3,615
Total	$3,615	$-	$-	$3,615

The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, accrued expenses and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Screen system sales	$4,046	$3,251	$7,003	$6,743
Digital equipment sales	3,537	2,673	7,063	6,216
Extended warranty sales	49	84	100	184
Other product sales	779	675	1,449	1,243
Total product sales	8,411	6,683	15,615	14,386
Field maintenance and monitoring services	1,912	1,649	3,803	3,267
Installation services	1,038	469	1,840	841
Strong Studios services	6,379	-	6,379	-
Other service revenues	99	22	153	49
Total service revenues	9,428	2,140	12,175	4,157
Total	$17,839	$8,823	$27,790	$18,543

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

Strong Studios Services

The Company develops and produces original films and television series, as well as acquires third-party rights to content for global multi-platform distribution and recognizes revenue upon the transfer or license of film and television programming rights and related intellectual property.

Extended warranty sales

The Company performs installation services for its customers and recognizes revenue upon completion of the installations.

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Point in time	$16,312	$7,533	$24,742	$15,974
Over time	1,527	1,290	3,048	2,569
Total	$17,839	$8,823	$27,790	$18,543

At June 30, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of the unearned revenue amounts during the remainder of 2023, and immaterial amounts from 2024 through 2026.

4. Net Income (Los) Per Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the periods prior to the completion of the IPO is based on the number of shares of the Company’s common stock outstanding on May 15, 2023, the effective date of the registration statement relating to the IPO. On that date, the Company issued 5,999,000 shares of its common stock to the Company’s sole stockholder of record, Strong/MDI (after which Strong/MDI held 6,000,000 shares of common stock, which represented all of the then issued and outstanding common stock). The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	6,553	6,000	6,278	6,000
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	6,553	6,000	6,278	6,000

Anti-dilutive employee stock-based awards, excluded	119	-	56	-

5. The Separation and Initial Public Offering

On May 15, 2023, the Company completed an IPO of 1,000,000 of its Class A Voting Common Shares at a price to the public of $4.00 per share. The IPO closed on May 18, 2023 and the Company completed its separation from FG Group Holdings. Total net proceeds of approximately $1.4 million were raised from the IPO after deducting underwriting discounts and commissions and offering costs. Offering costs totaled approximately $2.1 million. The Company’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

In connection with the Separation of the Company from FG Group Holdings and the IPO, the Company entered into a Master Asset Purchase Agreement, an IP Assignment Agreement, the FG Group Holdings Asset Transfer Agreement, the FG Group Holdings IP Assignment Agreement, the Joliette Plant Lease, the Share Transfer Agreements and a number of other agreements. Under the Management Services Agreement, the Company and FG Group Holdings provide certain services to each other, which include information technology, legal, finance and accounting, human resources, tax, treasury, and other services, and charges a fee that is based on its actual costs and expenses for those services in the future (with mark-up, if necessary, to comply with applicable transfer pricing principles under Canadian and U.S. tax regulations). These agreements took effect upon the closing of the Separation and IPO.

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and components	$1,984	$1,826
Work in process	312	279
Finished goods	829	1,284
	$3,125	$3,389

The inventory balances are net of reserves of approximately $0.5 million as of both June 30, 2023 and December 31, 2022. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(16)
Provision for inventory reserve during 2023	29
Inventory reserve balance at June 30, 2023	$499

7. Other Current Assets

Other current assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$810	$417
Receivable from Safehaven 2022, Inc.	-	1,625
Costs incurrent in connection with initial public offering	-	1,920
Unbilled accounts receivable	541	337
Production tax rebate receivable	3,476	-
Receivable from Ravenwood Productions LLC	6,379	-
Other	607	248
Total	$11,813	$4,547

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$-	$48
Buildings and improvements (Note 12)	415	6,752
Machinery and other equipment	4,968	4,778
Office furniture and fixtures	687	675
Construction in progress	238	12
Total properties, cost	6,308	12,265
Less: accumulated depreciation	(4,653)	(7,658)
Property, plant and equipment, net	$1,655	$4,607

9. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Television series in development	$9,449	$1,308
Films in development	222	193
Total film and programming rights	9,671	1,501
Accumulated amortization	(1,980)	-
Total film and programming rights, net	$7,691	$1,501

A rollforward of film and television programming rights, net for the six months ended June 30, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	86
Acquisition of distribution rights	8,188
Amortization of film and programming rights	(1,980)
Adjustment to fair value of warrant issued to Landmark	(104)
Balance at June 30, 2023	$7,691

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, none of which have produced revenue as of June 30, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the IPO of Strong Global Entertainment, a warrant to purchase up to 150,000 Common Shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the IPO, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s Common Shares in the IPO (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

As a condition precedent to entry into the AA Agreement, Strong Studios agreed to enter into distribution agreements for Safehaven and Flagrant (the “AA Distribution Agreements”) with Screen Media Ventures, LLC (“SMV”). Pursuant to the AA Distribution Agreements, SMV agreed to purchase the global distribution rights to Safehaven for $6.5 million and Flagrant for $2.5 million upon delivery of each project. In January 2023, Strong Studios amended its agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Flagrant series and releasing SMV from the obligation to purchase the distribution rights for the series. On June 30, 2023, Strong Studios amended the Safehaven AA Agreement with SMV resulting in Strong Studios retaining the worldwide global distribution rights for the Safehaven series and releasing SMV from the obligation to purchase the distribution rights for the series.

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven. Strong Studios owned 49% of Safehaven 2022 and the remaining 51% was owned by Unbounded Services, LLC (“Unbounded”). Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Effective June 23, 2023, the Company increased its ownership in Safehaven 2022 from 49% to 100%, and Safehaven 2022 became a wholly owned subsidiary of Strong Studios.

Prior to acquiring 100% of Safehaven 2022 in June 2023, Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it had significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company applied the equity method of accounting to its equity holding in Safehaven 2022 through June 30, 2023, at which time the Company increased its ownership interest in Safehaven 2022 from 49% to 100% and began consolidating Safehaven 2022 as a wholly owned subsidiary of Strong Studios. A summary of the balance sheet of Safehaven 2022 as of June 30, 2023, is as follows (in thousands):

Cash	$164
Television programming rights	3,505
Other assets	8,142
Total assets	$11,811

Accounts payable and accrued expenses	$250
Due to Strong Studios	1,710
Debt	9,851
Equity	-
Total liabilities and equity	$11,811

Effective June 30, 2023, Safehaven 2022 entered into a purchase agreement (the “Purchase Agreement”) with SMV, to purchase all of SMV’s right, title and interest in Safehaven. Under the terms of the Purchase Agreement, the purchase price payable by Safehaven 2022 was satisfied by the payment in full by Ravenwood-Productions, LLC (“Ravenwood”) of the amount due as a minimum guarantee under the Safehaven AA Distribution Agreement to Bank of Hope. SMV is entitled to receive no further payments in respect of the Safehaven series, provided that, upon Strong Studios’ receipt of $15.0 million in gross receipts, SMV shall be paid an amount equal to five percent (5%) of the net proceeds up to a maximum of $0.4 million.

Effective June 30, 2023, the Company and Ravenwood entered into a management agreement (the “Management Agreement”), pursuant to which:

●	Ravenwood advanced the amount due to Bank of Hope in respect of the minimum guarantee under the Safehaven AA Distribution Agreement of approximately $6.4 million.
●	Safehaven 2022, Strong Studios and Ravenwood will enter into a sales agent agreement with an agency to represent and sell the Safehaven series.
●	Each of Ravenwood and Strong Studios will be paid a management commission of 20% and 7%, respectively, of the Net Sales Price of the Series (as defined in the Management Agreement).
●	All Gross Receipts (as defined by the Management Agreement) shall be distributed according to an agreed waterfall, with the balance to be paid to the named participants, including Strong Studios which will be paid 32.5%.
●	Safehaven 2022 conveyed to Ravenwood an undivided 75% interest in all rights in and to the Safehaven series, retaining 25% for itself.

Safehaven 2022 recognizes revenue and cost of sales using the individual-film-forecast method based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned. During the quarter ended June 30, 2023, Safehaven 2022 recognized $6.4 million of revenue in connection with the sale of a portion of the intellectual property rights, recorded a total of $5.4 million of expenses, including $2.0 million amortization of the film and programming rights intangible asset and $3.4 million of accrued participation costs.

10. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Employee-related	$2,019	$1,283
Warranty obligation	321	309
Interest and taxes	330	294
Legal and professional fees	268	462
Accrued participation costs	3,473	-
Film and television programming rights	650	1,709
Other	266	429
Total	$7,327	$4,486

11. Debt

Short-term debt and long-term debt consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$-	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	2,238	-
Safehaven production debt	9,851	-
Insurance debt	140	-
Total short-term debt	$12,229	$2,510
Less: deferred debt issuance costs, net	(10)	-
Total short-term debt, net of issuance costs	$12,219	$2,510

Long-term debt:
Tenant improvement loan	$144	$162
Less: current portion	(37)	(36)
Long-term debt, net of current portion	$107	$126

Strong/MDI Installment Loans and Revolving Credit Facility

On September 5, 2017, the Company’s Canadian subsidiary, Strong/MDI, entered into a demand credit agreement, as amended and restated May 15, 2018, with Canadian Imperial Bank of Commerce (“CIBC”) consisting of a revolving line of credit for up to CAD$3.5 million, subject to a borrowing base requirement, a 20-year installment loan for up to CAD$6.0 million and a 5-year installment loan for up to CAD$0.5 million. On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 credit agreement consisted of a revolving line of credit for up to CAD$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CAD$5.1 million and a 5-year installment loan for up to CAD$0.5 million. Amounts outstanding under the line of credit are payable on demand and bear interest at the prime rate established by CIBC. Amounts outstanding under the installment loans bear interest at CIBC’s prime rate plus 0.5% and are payable in monthly installments, including interest, over their respective borrowing periods. CIBC may also demand repayment of the installment loans at any time. The Strong/MDI credit facilities are secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2021 Credit Agreement required Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity method holdings) not exceeding 2.5 to 1, a current ratio (excluding amounts due from related parties) of at least 1.3 to 1 and minimum “effective equity” of CAD$4.0 million.

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. In connection with the IPO, the 20-year installment note did not transfer to the Company. Strong/MDI was in compliance with its debt covenants as of June 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of June 30, 2023, there was CAD$3.0 million, or approximately $2.2 million, of principal outstanding on the revolving credit facility, which bears variable interest at 7.95%

Tenant Improvement Loan

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

Safehaven Production Debt

Safehaven 2022 entered into a Loan and Security Agreement (“Loan Agreement”) with Bank of Hope to provide interim production financing for the Safehaven production. The Company is not a borrower or guarantor under the Loan Agreement, and Safehaven 2022 is the sole borrower and guarantor under the Loan Agreement. The maturity date of the Loan Agreement is the earlier of (i) the date on which payment is accelerated by Bank of Hope due to an event of default or (ii) March 15, 2024. As of June 30, 2023, Safehaven 2022 had borrowed $9.9 million under the facility for production costs incurred to that date. Subsequent to June 30, 2023, Ravenwood paid approximately $6.4 million of the outstanding production debt. The remaining balance on the Loan Agreement was satisfied in July 2023 upon receipt of the production tax rebates and incentives earned as a result of shooting the Safehaven series in Canada.

Insurance debt

The Company maintains certain commercial insurance policies, including management liability and other policies customarily held by publicly traded companies. The Company elected to finance a portion of the annual premium, which will be repaid in monthly installments through January 2024. The finance agreement bears fixed interest of approximately 10%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2023, are as follows (in thousands):

Remainder of 2023	$18
2024	37
2025	40
2026	42
2027	7
Thereafter	-
Total	$144

12. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2038. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$2,014	$-	$2,043	$-
Interest on lease liabilities	14	-	25	-
Operating lease cost	94	20	125	44
Short-term lease cost	14	14	31	28
Net lease cost	$2,136	$34	$2,224	$72

Other information	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$-	$25	$-
Operating cash flows from operating leases	$48	$25	$67	$40
Financing cash flows from finance leases	$35	$-	$60	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$310	$-	$310	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,576	$-	$4,576	$-

As of June 30, 2023
Weighted-average remaining lease term - finance leases (years)	1.4
Weighted-average remaining lease term - operating leases (years)	14.3
Weighted-average discount rate - finance leases	4.7%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$298	$116
2024	493	233
2025	494	480
2026	496	172
2027	429	-
Thereafter	4,664	-
Total lease payments	6,874	1,001
Less: Amount representing interest	(2,003)	(145)
Present value of lease payments	4,871	856
Less: Current maturities	(326)	(166)
Lease obligations, net of current portion	$4,545	$690

13. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2023 and December 31, 2022.

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

14. Stock Based Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense is included in selling and administrative expenses.

The Company’s 2023 Share Compensation Plan (the “Plan”) was approved by the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. As of June 30, 2023, approximately 0.5 million shares were available for issuance under the Plan.

Stock Options

The Company granted a total of 156,000 options during the six months ended June 30, 2023, all of which were granted on June 5, 2023. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant. The weighted average grant date fair value of stock options granted on June 5, 2023 was $1.86. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	3.82%
Expected stock price volatility	68.7%
Expected life of options (in years)	5.0

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	-	$-	-	$-
Granted	156,000	3.11
Exercised	-
Forfeited	-
Expired	-
Outstanding at June 30, 2023	156,000	$3.11	9.9	$-
Exercisable at June 30, 2023	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2023, 156,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over a weighted average period of 4.9 years.

Restricted Stock Units

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	-	$-
Granted	369,000	3.77
Shares vested	(170,000)
Shares forfeited	-
Non-vested at June 30, 2023	199,000	$3.58

As of June 30, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

15. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In FG Group Holdings’ experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Group Holdings has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the FG Group Holdings Asset Purchase Agreement, the Company agreed to indemnify FG Group Holdings for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify FG Group Holdings for all expenses (including legal fees) related to the defense of such claims. As of June 30, 2023, the Company has a loss contingency reserve of approximately $0.2 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the first half of 2023, the FG Group Holdings settled three cases, which resulted in payments totaling $53,000. When appropriate, the FG Group Holdings may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Concentrations

The Company’s top ten customers accounted for approximately 41% of consolidated net revenues during the six months ended June 30, 2023. Trade accounts receivable from these customers represented approximately 63% of net consolidated receivables at June 30, 2023. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2023 and its net consolidated receivables as of June 30, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

16. Related Party Transactions

Related Party Transactions

In connection with the IPO, we and FG Group Holdings entered into a management services agreement that provides a framework for our ongoing relationship with FG Group Holdings. FG Group Holdings and its subsidiaries and we and our subsidiaries, provide each other certain services which include information technology, legal, finance and accounting, human resources, tax, treasury, and other services. Pursuant to the Management Services Agreement, the charges for these services are generally based on their actual cost basis.

The Company manufactures its screens in an approximately 80,000 square-foot facility near Montreal, Quebec, Canada, which is owned by Strong/MDI. The Company and Strong/MDI have entered into a long-term lease agreement covering the Company’s continued use of the facility.

Costs Incurred in Connection with the IPO

Prior to the Separation, the Company incurred $1.0 million of costs in connection with the IPO which were paid by FG Group Holdings. During 2022, it was determined the Company will reimburse FG Group Holdings following the completion of the IPO. Accordingly, the Company has recorded the $1.0 million within Payable to FG Group Holdings on the consolidated balance sheet as of June 30, 2023.

Working Capital Advance to Safehaven 2022

As discussed in Note 9, Safehaven 2022 has received working capital advances of $0.7 million, of which $0.6 million was funded by FG Group Holdings. Strong Studios expects Safehaven 2022 to reimburse the working capital advances within the next twelve months. Upon reimbursement of the working capital advances from Safehaven 2022, Strong Studios will then reimburse FG Group Holdings. Accordingly, the Company has recorded the subsequent reimbursement of $0.6 million to FG Group Holdings within Payable to FG Group Holdings on the consolidated balance sheet as of June 30, 2023. The intercompany payable by Safehaven 2022 to Strong Studios, and Strong Studio’s intercompany receivable from Safehaven 2022 have been eliminated in consolidation.

Landmark Transaction

As discussed in Note 9, Strong Studios acquired, from Landmark, the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million of which $0.6 million of which has been paid by FG Group Holdings, and the remaining approximately $1.0 million will be repaid to Landmark in quarterly installments thorough October 2025. Strong Studios expects to reimburse FG Group Holdings for the $0.6 million paid to Landmark. Accordingly, the Company has recorded the $0.6 million within Payable to FG Group Holdings on the consolidated balance sheet as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10–Q, including management’s discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical are forward-looking and reflect expectations for future Company performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); and the adequacy of the Company’s insurance. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Impact of COVID-19 Pandemic

The coronavirus pandemic (“COVID-19”) had an unprecedented impact to consumer behaviors and our customers, particularly our customers’ ability and willingness to purchase our products and services. The Company believes that consumer reticence to engage in outside-the-home activities, caused by the risk of contracting COVID-19, has abated, and our customers have resumed more typical, pre-COVID-19 purchasing behaviors. And while we believe our customers made significant progress in its recovery from the pandemic, the impact of COVID-19 on inflation and supply chains and the continued economic recovery will be contingent upon several key factors, including the volume of new film content available, the box office performance of new film content released, the duration of the exclusive theatrical release window, and evolving consumer behavior with competition from other forms of in- and out-of-home entertainment. There can be no assurances that there will be no additional public health crises, including further resurgence or variants of COVID-19, which could reverse the current trend and have a negative impact on the Company’s results of operations. Our results of operations in future periods may continue to be adversely impacted by inflationary pressures and global supply chain issues, and other negative effects on global economic conditions.

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$17,839	$8,823	$9,016	102.2%
Cost of revenues	10,630	6,724	3,906	58.1%
Gross profit	7,209	2,099	5,110	243.4%
Gross profit percentage	40.4%	23.8%
Selling and administrative expenses	7,032	2,159	4,873	225.7%
Income (loss) from operations	177	(60)	237	(395.0)%
Other (expense) income	(503)	182	(685)	(376.4)%
(Loss) income before income taxes	(326)	122	(448)	(367.2)%
Income tax expense	(90)	(109)	19	(17.4)%
Net (loss) income	$(416)	$13	$(429)	N/M

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$27,790	$18,543	$9,247	49.9%
Cost of revenues	18,260	14,239	4,021	28.2%
Gross profit	9,530	4,304	5,226	121.4%
Gross profit percentage	34.3%	23.2%
Selling and administrative expenses	8,996	3,995	5,001	125.2%
Gain on disposal of asset	1	-	1	N/M
Income from operations	535	309	226	73.1%
Other (expense) income	(431)	81	(512)	(632.1)%
Income before income taxes	104	390	(286)	(73.3)%
Income tax expense	(144)	(184)	40	(21.7)%
Net (loss) income	$(40)	$206	$(246)	(119.4)%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Revenue increased 102.2% to $17.8 million in the second quarter of 2023 from $8.8 million in the second quarter of 2022. The increase from the prior year was due to $1.7 million of higher revenue from product sales and a $7.3 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the second quarter of 2023 increased 29.9% over the prior year, and service revenue increased 42.5%.

The increase in revenue from products was primarily due to a 24% increase in sales of screen systems as the upgrade to laser projection continues across the industry, as well as a 32% increase in the sale of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which grew 121% from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Gross Profit

Gross profit was $7.2 million or 40.4% of revenues in the second quarter of 2023 compared to $2.1 million or 23.8% in the second quarter of 2022. Gross profit during the 2nd quarter of 2023 included approximately $4.4 million from the sale of a portion of the IP of Safehaven. Gross profit realized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profits during the second quarter of 2023 would have been 24.5% of revenue.

Gross profit from product sales was $2.1 million or 25.0% of revenues for the second quarter of 2023 compared to $1.8 million or 27.7% of revenues for the second quarter of 2022. The decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from the sale of lower margin digital equipment grew at a slightly faster rate than our higher margin cinema screens.

Gross profit from service revenue was $5.1 million or 54.1% of revenues for the second quarter of 2023 compared to $0.3 million or 11.7% of revenues for the second quarter of 2022. Gross profit percentage increased from the prior year due to sale of an ownership stake in the Safehaven series, as well as slightly higher overall gross margin from cinema services. Gross margin on our installation services also improved from the prior year as we started to see the benefits from the transition from third-party screen installation costs with internal labor. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Income (Loss) from Operations

Income from operations was $0.2 million in the second quarter of 2023 compared to a loss from operations of $0.1 million during the second quarter of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the IPO and $4.0 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. The increase in gross profit was partially offset by higher selling and administrative expenses, including marketing and travel and entertainment expenses, as revenue and business activity increased.

Other Financial Items

Total other expense of $0.5 million during the second quarter of 2023 primarily consisted of $0.4 million of foreign currency transaction adjustments and $0.1 million of interest expense. Total other income of $0.2 million during the second quarter of 2022 included $0.2 million of foreign currency transaction adjustments and $27,000 of interest expense.

Income tax expense was $0.1 million during each of the first quarter of 2023 and 2022, respectively. Our income tax expense primarily consisted of income tax on our foreign earnings.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Revenue increased 49.9% to $27.8 million in the first half of 2023 from $18.5 million in the first half of 2022. The increase from the prior year was due to $1.2 million of higher revenue from product sales and $8.0 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the first half of 2023 increased 15.5% over the prior year, and service revenue increased 39.4%.

The increase in revenue from products was primarily due to a $0.8 million increase in the sale of digital equipment and $0.3 million of higher sales of traditional cinema screens. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which increased $1.0 million from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Gross Profit

Gross profit was $9.5 million or 34.3% of revenues in the first half of 2023 compared to $4.3 million or 23.2% in the first half of 2022. Gross profit during the first half of 2023 included approximately $4.4 million from the sale of an ownership stake in Safehaven. Gross profit realized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profits during the first half of 2023 would have been 24.0% of revenue.

Gross profit from product sales was $3.8 million or 24.6% of revenues for the first half of 2023 compared to $3.7 million or 25.7% of revenues for the first half of 2022. The slight decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from the sale of lower margin digital equipment grew at a slightly faster rate than our higher margin traditional cinema screens.

Gross profit from service revenue was $5.7 million or 46.7% of revenues for the first half of 2023 compared to $0.6 million or 14.7% of revenues for the first half of 2022. Gross profit percentage increased from the prior year due to the sale of an ownership stake in the Safehaven series. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Income from Operations

Income from operations was $0.5 million in the first half of 2023 compared to $0.3 million during the first half of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the IPO and $4.0 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. In addition, selling and administrative expenses, marketing and travel and entertainment expenses were higher during the first half of 2023 as revenue and business activity increased, including the addition of Strong Studios, in the current period as compared to the prior year, which was offset by an increase in gross profit.

Other Financial Items

Total other expense of $0.4 million during the first half of 2023 primarily consisted of $0.3 million of foreign currency transaction adjustments and $0.1 million of interest expense. Total other income of $0.1 million during the second quarter of 2022 included $0.1 million of foreign currency transaction adjustments and $51,000 of interest expense.

Income tax expense was $0.1 million and $0.2 million during the first half of 2023 and 2022, respectively. Our income tax expense primarily consisted of income tax on our foreign earnings.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from our IPO, operating cash flows and credit facilities. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities. We ended the second quarter of 2023 with total cash and cash equivalents of $4.4 million compared to $3.6 million as of December 31, 2023.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note [9] to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of our debt as of June 30, 2023.

Debt

Strong/MDI Installment Loans & Revolving Credit Facility

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The borrowings under the revolving line of credit are due on demand by the lender and total $2.2 million, approximately $3.0 million CAD, as of June 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets transferred to a subsidiary in connection with transactions related to our initial public offering (the “IPO”).

Cash Flows from Operating Activities

Net cash used in operating activities was $0.6 million during the first half of 2023 compared to $2.0 million during the first half of 2022. Cash from operations increased due to improvements in working capital including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million during the first half of 2023, which consisted of $0.3 million of capital expenditures and a $0.1 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities during the first half of 2022 was $0.5 million, which consisted of $0.2 million of capital expenditures and a $0.3 million outflow related to the acquisition of film and television programming rights.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.9 million during the first half of 2023, which primarily consisted of net proceeds of our IPO of $2.4 million and $2.2 million of net borrowings under the CIBC revolving line of credit, partially offset by $2.3 million transferred to FG Group Holdings and $0.4 million of principal payments on debt and finance leases. Net cash provided by financing activities was $0.9 million during the first half of 2022, consisting primarily of $1.1 million transferred from FG Group Holdings, partially offset by $0.2 million of principal payments on debt.

Use of Non-GAAP Measures

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(416)	$13	$(40)	$206
Interest expense, net	62	27	118	51
Income tax expense	90	109	144	184
Depreciation and amortization	2,130	154	2,309	367
EBITDA	1,866	303	2,531	808
Stock-based compensation expense	748	33	766	72
IPO related expenses	475	-	475	-
Foreign currency transaction loss (gain)	426	(206)	309	(128)
Adjusted EBITDA	$3,515	$130	$4,081	$752

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and our historical experience.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of June 30, 2023 or December 31, 2022.

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

Cost Allocations

Our historical combined financial statements for periods prior to the IPO were prepared on a stand-alone basis in accordance with U.S. GAAP and are derived from FG Group Holdings’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations and include allocations of expenses from FG Group Holdings. FG Group Holdings continues to provide certain services to us, and costs associated with these functions have been allocated to us in such prior period financial statements. The allocations include costs related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, and other services. These costs were allocated on a basis of revenue, headcount or other measures we have determined as reasonable. Stock-based compensation includes expense attributable to our employees are also allocated from FG Group Holdings. These allocations are reflected within operating expenses in our consolidated statements of operations. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not necessarily be indicative of the actual expenses we would have incurred as an independent company during the periods prior to the IPO or of the additional costs we incur as a stand-alone company.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In FG Group Holdings’ experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Group Holdings has suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the FG Group Holdings Asset Purchase Agreement, we agreed to indemnify FG Group Holdings for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify FG Group Holdings for all expenses (including legal fees) related to the defense of such claims. As of June 30, 2023, we have a loss contingency reserve of approximately $0.2 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first half of 2023, FG Group Holdings settled three cases, which resulted in payments totaling $53,000. When appropriate, FG Group Holdings may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the quarter ended June 30, 2023. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the 2023 Share Compensation Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

April 2023	-	$-	-	-
May 2023	26,177	3.99	26,177	-
June 2023	-	-	-	-
Quarter Ended June 30, 2023	26,177	$3.99	26,177	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Purchase Agreement dated June 30, 2023 between Safehaven 2022, Inc. and Screen Media Ventures, LLC.				X

10.2	Second Amendment to Assignment and Attachment Agreement dated June 30, 2023 between Strong Studios, Inc. and Landmark Studio Group, LLC.				X

10.3	Safehaven 2022, Inc. Stock Purchase Agreement between Strong Studios, Inc. and Unbounded Services LLC.				X

10.4	Management Agreement between Strong Studios, Inc. and Ravenwood-Productions, LLC.				X

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Strong Global Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 14, 2023	Date:	August 14, 2023

