Form 10-Q
period 2023-09-30
Strong Global Entertainment, Inc.
filed 2023-11-09
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 7,877,842 Class A Common Voting Shares, without par value outstanding.

i

PART I. Financial Information

Item 1. Financial Statements

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,110	$3,615
Accounts receivable (net of credit allowances of $221 and $409, respectively)	7,443	6,148
Inventories, net	3,597	3,389
Other current assets	1,337	4,547
Total current assets	15,487	17,699
Property, plant and equipment, net	1,522	4,607
Operating lease right-of-use assets	4,695	237
Finance lease right-of-use asset	1,004	606
Film and television programming rights, net	8,205	1,501
Intangible assets, net	-	6
Goodwill	2,049	882
Total assets	$32,962	$25,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,576	$4,106
Accrued expenses	7,326	4,486
Payable to FG Group Holdings Inc. (Note 17)	1,818	1,861
Short-term debt	2,777	2,510
Current portion of long-term debt	37	36
Current portion of operating lease obligations	278	64
Current portion of finance lease obligations	203	105
Deferred revenue and customer deposits	1,515	1,769
Total current liabilities	17,530	14,937
Operating lease obligations, net of current portion	4,478	234
Finance lease obligations, net of current portion	814	502
Long-term debt, net of current portion	169	126
Deferred income taxes	120	529
Other long-term liabilities	525	6
Total liabilities	23,636	16,334

Commitments, contingencies and concentrations (Note 16)

Equity:
Common stock, no par value; 150,000 shares authorized, 7,762 issued and outstanding as of September 30, 2023	-	-
Additional paid-in-capital	15,589	-
Accumulated deficit	(807)	-
Accumulated other comprehensive loss	(5,456)	(5,024)
Net parent investment	-	14,228
Total equity	9,326	9,204
Total liabilities and equity	$32,962	$25,538

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales	$7,994	$7,690	$23,609	$22,076
Net service revenues	2,926	2,213	15,100	6,370
Total net revenues	10,920	9,903	38,709	28,446
Total cost of products	5,809	5,541	17,579	16,233
Total cost of services	2,289	1,991	8,779	5,538
Total cost of revenues	8,098	7,532	26,358	21,771
Gross profit	2,822	2,371	12,351	6,675
Selling and administrative expenses:
Selling	500	498	1,652	1,723
Administrative	2,139	1,368	9,983	4,138
Total selling and administrative expenses	2,639	1,866	11,635	5,861
Gain on disposal of assets	-	-	1	-
Income from operations	183	505	717	814
Other (expense) income:
Interest expense, net	(88)	(31)	(206)	(82)
Foreign currency transaction gain (loss)	126	518	(183)	646
Other income, net	18	11	16	15
Total other income (expense)	56	498	(373)	579
Income before income taxes	239	1,003	344	1,393
Income tax expense	(205)	(233)	(349)	(417)
Net income (loss)	$34	$770	$(5)	$976

Net income (loss) per share:
Basic	$0.00	$0.13	$0.00	$0.16
Diluted	$0.00	$0.13	$0.00	$0.16

Weighted-average shares used in computing net (loss) income per share:
Basic	7,272	6,000	6,613	6,000
Diluted	7,272	6,000	6,613	6,000

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$34	$770	$(5)	$976
Currency translation adjustment:
Unrealized net change arising during period	(180)	(1,380)	(432)	(1,933)
Total other comprehensive loss	(180)	(1,380)	(432)	(1,933)
Comprehensive loss	$(146)	$(610)	$(437)	$(957)

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2022	-	$-	$-	$-	$(5,024)	$14,228	$9,204
Cumulative effect of adoption of accounting principle (Note 2)	-	-	-	-	-	(24)	(24)
Net income	-	-	-	-	-	373	373
Net other comprehensive loss	-	-	-	-	(72)	-	(72)
Stock-based compensation expense	-	-	-	-	-	18	18
Net transfer to parent	-	-	-	-	-	(1,217)	(1,217)
Balance at March 31, 2023	-	-	-	-	(5,096)	13,378	8,282
Net (loss) income	-	-	-	(841)	-	425	(416)
Net other comprehensive loss	-	-	-	-	(180)	-	(180)
Stock-based compensation expense	-	-	714	-	-	34	748
Net transfer to parent	-	-	-	-	-	(1,066)	(1,066)
Reclassification of Net parent investment	6,000	-	12,771	-	-	(12,771)	-
Issuance of common stock and Landmark warrant, net of costs	1,000	-	1,608	-	-	-	1,608
Vesting of restricted stock	144	-	(104)	-	-	-	(104)
Balance at June 30, 2023	7,144	-	14,989	(841)	(5,276)	-	8,872
Net transfer to parent	-	-	-	-	-	(718)	(718)
Reclassification of Net parent investment	-	-	(718)	-	-	718	-
Net loss	-	-	-	34	-	-	34
Net other comprehensive loss	-	-	-	-	(180)	-	(180)
Vesting of restricted stock	18	-	(12)	-	-	-	(12)
Issuance of common stock in connection with acquisition of Unbounded (Note 6)	600	-	1,206	-	-	-	1,206
Stock-based compensation expense	-	-	124	-	-	-	124
Balance at September 30, 2023	7,762	$-	$15,589	$(807)	$(5,456)	$-	$9,326

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2021	-	$-	$-	$-	$(3,628)	$12,438	$8,810
Net income	-	-	-	-	-	193	193
Net other comprehensive income	-	-	-	-	178	-	178
Stock-based compensation expense	-	-	-	-	-	39	39
Net transfer from parent	-	-	-	-	-	1,050	1,050
Balance at March 31, 2022	-	-	-	-	(3,450)	13,720	10,270
Net income	-	-	-	-	-	13	13
Net other comprehensive loss	-	-	-	-	(731)	-	(731)
Stock-based compensation expense	-	-	-	-	-	33	33
Net transfer from parent					-	15	15
Balance at June 30, 2022	-	-	-	-	(4,181)	13,781	9,600
Net income	-	-	-	-	-	770	770
Net other comprehensive loss	-	-	-	-	(1,380)	-	(1,380)
Stock-based compensation expense	-	-	-	-	-	25	25
Net transfer from parent					-	220	220
Balance at September 30, 2022	-	$-	$-	$-	$(5,561)	$14,796	$9,235

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5)	$976
Adjustments to reconcile net income to net cash used in operating activities:
(Recovery of) provision for doubtful accounts	(32)	10
Benefit from obsolete inventory	(47)	-
Provision for warranty	131	9
Depreciation and amortization	2,438	521
Amortization and accretion of operating leases	48	52
Deferred income taxes	(430)	(116)
Stock-based compensation expense	890	97
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(395)
Inventories	(158)	(556)
Current income taxes	154	503
Other assets	(7,864)	1,133
Accounts payable and accrued expenses	5,549	(3,572)
Deferred revenue and customer deposits	(257)	(420)
Operating lease obligations	(57)	(50)
Net cash used in operating activities	(863)	(1,808)

Cash flows from investing activities:
Capital expenditures	(288)	(197)
Acquisition of programming rights	(511)	(407)
Net cash used in investing activities	(799)	(604)

Cash flows from financing activities:
Principal payments on short-term debt	(358)	(228)
Principal payments on long-term debt	(27)	(20)
Borrowings under credit facility	6,790	-
Repayments under credit facility	(4,483)	-
Payments on finance lease obligations	(99)	-
Proceeds from initial public offering	2,411	-
Payments of withholding taxes for net share settlement of equity awards	(117)	-
Net cash transferred (to) from parent	(3,001)	1,285
Net cash provided by financing activities	1,116	1,037

Effect of exchange rate changes on cash and cash equivalents	41	70
Net decrease in cash and cash equivalents and restricted cash	(505)	(1,305)
Cash and cash equivalents and restricted cash at beginning of period	3,615	4,494
Cash and cash equivalents and restricted cash at end of period	$3,110	$3,189

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Unbounded (Note 6)	$1,206	$-
Amount payable to Landmark Studio Group in connection with acquisition of projects (Note 10)	$-	$1,345

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Strong Global Entertainment (“Strong Global Entertainment,” or the “Company”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is s a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world; Strong Technical Services, Inc. (“STS”) provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability; and Strong Studios, Inc. (“Strong Studios”) develops and produces original feature films and television series and acquires rights to distribute content globally.

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

These condensed consolidated financial statements are presented in accordance with the requirements of interim financial data and consequently do not include all of the disclosures normally required by GAAP for annual reporting purposes, such as those made in the Company’s audited financial statements for the years ended December 31, 2022 and 2021. The results for interim periods are not necessarily indicative of trends or results expected for a full fiscal year.

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

Allocations for management costs and corporate support services provided to Strong Global Entertainment prior to the Separation totaled $0.3 million and $0.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, all of which is included in general and administrative expenses. Following the Separation, Strong Global Entertainment operates as a stand-alone publicly traded company and the consolidated financial statements for the periods after the Separation reflect the Company’s actual administrative costs of operating as an independent entity. The management of Strong Global Entertainment believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses prior to the Separation, reasonably reflect the utilization of services provided, or the benefit received by, Strong Global Entertainment during the periods presented. Nevertheless, the combined financial statements may not be indicative of Strong Global Entertainment’s future performance, do not necessarily include all of the actual expenses that would have been incurred had Strong Global Entertainment been an independent entity during the historical periods and may not reflect the results of operations, financial position, and cash flows had Strong Global Entertainment been a stand-alone company during the periods presented.

The operations of the Company are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by FG Group Holdings, where applicable. Income tax expense and other income tax related information contained in the financial statements prior to the Separation are presented on a separate return basis as if Strong Global Entertainment had filed its own tax returns.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of September 30, 2023, $1.6 million of the $3.1 million in cash and cash equivalents was held in Canada.

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

Stock Compensation Plans

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of the Company’s common stock on the date of grant. No stock-based compensation cost was capitalized as a part of inventory during the periods ended September 30, 2023 and September 30, 2022.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of September 30, 2023 and December 31, 2022.

Fair values measured on a recurring basis at September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,110	$-	$-	$3,110
Total	$3,110	$-	$-	$3,110

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,615	$-	$-	$3,615
Total	$3,615	$-	$-	$3,615

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2023 or December 31, 2022.

The following tables disaggregate the Company’s revenue by major source and by operating segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Screen system sales	$3,914	$3,374	$10,918	$10,117
Digital equipment sales	3,434	3,592	10,497	9,808
Extended warranty sales	43	106	143	290
Other product sales	603	618	2,051	1,861
Total product sales	7,994	7,690	23,609	22,076
Field maintenance and monitoring services	2,008	1,708	5,811	4,975
Installation services	763	453	2,603	1,294
Strong Studios services	-	-	6,379	-
Other service revenues	155	52	307	101
Total service revenues	2,926	2,213	15,100	6,370
Total	$10,920	$9,903	$38,709	$28,446

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Point in time	$9,389	$8,587	$34,130	$24,561
Over time	1,531	1,316	4,579	3,885
Total	$10,920	$9,903	$38,709	$28,446

At September 30, 2023, the unearned revenue amount associated with long-term projects that the Company uses the percentage-of-completion method to recognize revenue, maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.8 million. The Company expects to recognize $0.7 million of the unearned revenue amounts during the remainder of 2023, $0.1 million during 2024 and immaterial amounts in 2025 and 2026.

4. Net Income (Los) Per Share

Basic net loss per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the periods prior to the completion of the IPO is based on the number of shares of the Company’s common stock outstanding on May 15, 2023, the effective date of the registration statement relating to the IPO. On that date, the Company issued 5,999,999 shares of its common stock to the Company’s sole stockholder of record, Strong/MDI (after which Strong/MDI held 6,000,000 shares of common stock, which represented all of the then issued and outstanding common stock). The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	7,272	6,000	6,613	6,000
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	7,272	6,000	6,613	6,000

Anti-dilutive employee stock-based awards, excluded	-	-	38	-

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

6. Acquisition of Unbounded Media Corporation

On September 12, 2023, the Company acquired all of the outstanding capital stock of Unbounded Media Corporation and its subsidiaries (“Unbounded”), an independent media and creative production company. In connection with the acquisition of Unbounded, the Company issued 0.6 million Class A Voting Common Shares.

Unbounded develops, creates and produces film, advertising, and branded content for a broad range of clients. In an all-stock transaction, the deal with Unbounded marks the first acquisition in a broader strategy to acquire a portfolio of multi-disciplined content and services companies. Unbounded, in partnership with Strong Studios, also plans to further develop its original IP portfolio, under its Fieldhouse Entertainment division, which currently includes feature films employing Strong Studios’ long form production expertise and industry network.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as part of the acquisition of Unbounded (in thousands):

Cash	$2
Accounts receivable	59
Other current assets	51
Intangible assets	10
Total identifiable assets acquired	122

Accounts payable and accrued expenses	11
Revolving credit facility	71
Total liabilities assumed	82

Net identifiable assets acquired	40
Goodwill	1,166
Net assets acquired	$1,206

The Company is in the process of finalizing the acquisition purchase price and valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Pro forma results of operations for this acquisition have not been presented because the effects on net revenues and net (loss) income were not material to the Company’s historical consolidated financial statements.

7. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and components	$1,964	$1,826
Work in process	496	279
Finished goods	1,137	1,284
	$3,597	$3,389

The inventory balances are net of reserves of approximately $0.4 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the nine months ended September 30, 2023, is as follows (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(57)
Provision for inventory reserve during 2023	(47)
Inventory reserve balance at September 30, 2023	$382

8. Other Current Assets

Other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$660	$417
Receivable from Safehaven 2022, Inc.	-	1,625
Costs incurrent in connection with initial public offering	-	1,920
Unbilled accounts receivable	432	337
Other	245	248
Total	$1,337	$4,547

9. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of September 30 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$-	$48
Buildings and improvements (Note 12)	430	6,752
Machinery and other equipment	5,035	4,778
Office furniture and fixtures	697	675
Construction in progress	12	12
Total properties, cost	6,174	12,265
Less: accumulated depreciation	(4,652)	(7,658)
Property, plant and equipment, net	$1,522	$4,607

10. Film and Television Programming Rights, Net

Film and television programming rights, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Television series in development	$9,933	$1,308
Films in development	252	193
Total film and programming rights	10,185	1,501
Accumulated amortization	(1,980)	-
Total film and programming rights, net	$8,205	$1,501

A rollforward of film and television programming rights, net for the nine months ended September 30, 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,501
Expenditures on in-process projects	511
Acquisition of distribution rights	8,267
Amortization of film and programming rights	(1,980)
In process projects assumed in connection with acquisition of Unbounded	10
Adjustment to fair value of warrant issued to Landmark	(104)
Balance at September 30, 2023	$8,205

In March 2022, Strong Studios acquired the rights to original feature films and television series from Landmark Studio Group LLC (“Landmark”), including the assignment of third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development, one of which has produced revenue as of September 30, 2023. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million in four separate payments, $0.3 million of which was paid upon the closing of the transaction. The $1.7 million acquisition price was allocated to three projects in development: $1.0 million to Safehaven, $0.3 million to Flagrant and $0.4 million to Shadows in the Vineyard. The Company also agreed to issue to Landmark no later than 10 days after the completion of the IPO of Strong Global Entertainment, a warrant to purchase up to 150,000 Common Shares of Strong Global Entertainment, exercisable for three years beginning six months after the consummation of the IPO, at an exercise price equal to the per-share offering price of Strong Global Entertainment’s Common Shares in the IPO (the “Landmark Warrant”). The Landmark Warrant allows for cashless exercise in certain limited circumstances and provides for certain registration rights for such warrant shares.

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

During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of Safehaven. Strong Studios owned 49% of Safehaven 2022 and the remaining 51% was owned by Unbounded Services, LLC (“Unbounded Services”). Strong Studios assigned the Landmark distribution agreement to Safehaven 2022, and the Landmark distribution agreement serves as collateral for the production financing at Safehaven 2022. Effective June 23, 2023, the Company increased its ownership in Safehaven 2022 from 49% to 100%, and Safehaven 2022 became a wholly owned subsidiary of Strong Studios.

Prior to acquiring 100% of Safehaven 2022 in June 2023, Strong Studios reviewed its ownership in Safehaven 2022 and concluded that it had significant influence, but not a controlling interest, in Safehaven 2022 based on its ownership being less than 50% along with having one of three representatives on the board of managers of Safehaven 2022. Strong Studios also reviewed whether it otherwise had the power to make decisions that significantly impact the economic performance of Safehaven 2022 and concluded that it did not control the entity and is not the primary beneficiary. Accordingly, the Company applied the equity method of accounting to its equity holding in Safehaven 2022 through June 30, 2023, at which time the Company increased its ownership interest in Safehaven 2022 from 49% to 100% and began consolidating Safehaven 2022 as a wholly owned subsidiary of Strong Studios. A summary of the balance sheet of Safehaven 2022 as of September 30, 2023, is as follows (in thousands):

Cash	$51
Television programming rights	6,686
Other assets	29
Total assets	$6,766

Accounts payable and accrued expenses	$3,901
Due to Strong Studios	1,491
Debt	404
Equity	970
Total liabilities and equity	$6,766

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

11. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Employee-related	$1,468	$1,283
Warranty obligation	303	309
Interest and taxes	364	294
Legal and professional fees	379	462
Accrued participation costs	3,426	-
Film and television programming rights	875	1,709
Other	511	429
Total	$7,326	$4,486

12. Debt

Short-term debt and long-term debt consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$-	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	2,293	-
Safehaven production debt	404	-
Insurance debt	80	-
Total short-term debt	$2,777	$2,510
Less: deferred debt issuance costs, net	-	-
Total short-term debt, net of issuance costs	$2,777	$2,510

Long-term debt:
Tenant improvement loan	$135	$162
Unbounded revolving credit facility	71	-
Total long-term debt	$206	$162
Less: current portion	(37)	(36)
Long-term debt, net of current portion	$169	$126

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

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. In connection with the IPO, the 20-year installment note did not transfer to the Company. Strong/MDI was in compliance with its debt covenants as of September 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of September 30, 2023, there was CAD$3.1 million, or approximately $2.3 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%.

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

Unbounded Credit Facility

In April 2023, Unbounded and Signature Bank entered into a revolving line of credit for up to $0.3 million (the “Unbounded Credit Facility”). The Unbounded Credit Facility is secured by substantially all of Unbounded assets and is due in full in May 2025. The Company is not a borrower or guarantor under the Unbounded Credit Facility, Unbounded is the sole borrower and guarantor under the Unbounded Credit Facility. The amount outstanding under the Unbounded Credit Facility bears interest at the prime rate, which was 8.5% on September 30, 2023. Unbounded was in compliance with its debt covenants as of September 30, 2023.

Safehaven Production Debt

Safehaven 2022 entered into a Loan and Security Agreement (“Loan Agreement”) with Bank of Hope to provide interim production financing for the Safehaven production. The Company is not a borrower or guarantor under the Loan Agreement, and Safehaven 2022 is the sole borrower and guarantor under the Loan Agreement. The maturity date of the Loan Agreement is the earlier of (i) the date on which payment is accelerated by Bank of Hope due to an event of default or (ii) March 15, 2024. As of June 30, 2023, Safehaven 2022 had borrowed $9.9 million under the facility for production costs incurred to that date. In July 2023, Ravenwood paid approximately $6.4 million of the outstanding production debt (Note 10). The remaining balance on the Loan Agreement was satisfied in July 2023 upon receipt of the production tax rebates and incentives earned as a result of shooting the Safehaven series in Canada. The remaining balance of $0.4 million represents working capital advances made by Ravenwood that are expected to be repaid as part of the distribution of proceeds received from the licensing of Safehaven.

Insurance Debt

The Company maintains certain commercial insurance policies, including management liability and other policies customarily held by publicly traded companies. The Company elected to finance a portion of the annual premium, which will be repaid in monthly installments through January 2024. The finance agreement bears fixed interest of approximately 10%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at September 30, 2023, are as follows (in thousands):

Remainder of 2023	$9
2024	37
2025	111
2026	42
2027	7
Thereafter	-
Total	$206

13. Leases

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$50	$-	$113	$-
Interest on lease liabilities	21	-	47	-
Operating lease cost	101	26	226	70
Short-term lease cost	14	13	45	41
Net lease cost	$186	$39	$431	$111

Other information	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$21	$-	$47	$-
Operating cash flows from operating leases	$76	$19	$143	$59
Financing cash flows from finance leases	$37	$-	$97	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$200	$-	$510	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$4,576	$-

As of September 30, 2023
Weighted-average remaining lease term - finance leases (years)	1.2
Weighted-average remaining lease term - operating leases (years)	14.0
Weighted-average discount rate - finance leases	5.0%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$123	$71
2024	493	284
2025	494	530
2026	496	291
2027	429	-
Thereafter	4,664	-
Total lease payments	6,699	1,176
Less: Amount representing interest	(1,943)	(159)
Present value of lease payments	4,756	1,017
Less: Current maturities	(278)	(203)
Lease obligations, net of current portion	$4,478	$814

14. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2023 and December 31, 2022.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2020 through 2022. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

15. Stock Based Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense is included in selling and administrative expenses.

The Company’s 2023 Share Compensation Plan (the “Plan”) was approved by the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. As of September 30, 2023, approximately 0.5 million shares were available for issuance under the Plan.

Stock Options

The Company granted a total of 156,000 options during the nine months ended September 30, 2023, all of which were granted on June 5, 2023. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant. The weighted average grant date fair value of stock options granted on June 5, 2023 was $1.86. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	3.82%
Expected stock price volatility	68.7%
Expected life of options (in years)	5.0

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	-	$-	-	$-
Granted	156,000	3.11
Exercised	-
Forfeited	-
Expired	-
Outstanding at September 30, 2023	156,000	$3.11	9.7	$-
Exercisable at September 30, 2023	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of September 30, 2023, 156,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over a weighted average period of 4.7 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	-	$-
Granted	369,000	3.77
Shares vested	(195,000)	3.99
Shares forfeited	-
Non-vested at September 30, 2023	174,000	$3.52

As of September 30, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

16. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In FG Group Holdings’ experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Group Holdings has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the FG Group Holdings Asset Purchase Agreement, the Company agreed to indemnify FG Group Holdings for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify FG Group Holdings for all expenses (including legal fees) related to the defense of such claims. As of September 30, 2023, the Company has a loss contingency reserve of approximately $0.3 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. During 2022 and the nine months of 2023, FG Group Holdings settled three cases, which resulted in payments totaling $53,000. When appropriate, FG Group Holdings may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Gain contingency

The Company has carried key man life insurance covering one of its employees for several years. The covered employee passed away during the third quarter of 2023. The company completed and filed a $2.5 million claim with the insurance company in October 2023. The claim was accepted and fully paid during the fourth quarter of 2023.

Concentrations

The Company’s top ten customers accounted for approximately 43% of consolidated net revenues during the nine months ended September 30, 2023. Trade accounts receivable from these customers represented approximately 43% of net consolidated receivables at September 30, 2023. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the nine months ended September 30, 2023 and its net consolidated receivables as of September 30, 2023. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

17. Related Party Transactions

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

Costs Incurred in Connection with the IPO

Prior to the Separation, the Company incurred $1.0 million of costs in connection with the IPO which were paid by FG Group Holdings. During 2022, it was determined the Company will reimburse FG Group Holdings following the completion of the IPO. Accordingly, the Company has recorded the $1.0 million within Payable to FG Group Holdings on the consolidated balance sheet as of September 30, 2023. Subsequent to September 30, 2023, the Company reimbursed FG Group Holdings for the costs incurred in connection with the IPO.

Working Capital Advance to Safehaven 2022

As discussed in Note 10, Safehaven 2022 has received working capital advances of $0.7 million, of which $0.6 million was funded by FG Group Holdings. Strong Studios expects Safehaven 2022 to reimburse the working capital advances within the next twelve months. The Company has recorded the reimbursement of $0.6 million to FG Group Holdings within Payable to FG Group Holdings on the consolidated balance sheet as of September 30, 2023. Subsequent to September 30, 2023, the Company reimbursed FG Group Holdings for the working capital advances. The intercompany payable by Safehaven 2022 to Strong Studios, and Strong Studio’s intercompany receivable from Safehaven 2022 have been eliminated in consolidation.

Landmark Transaction

As discussed in Note 10, Strong Studios acquired, from Landmark, the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million of which $0.6 million of which has been paid by FG Group Holdings, and the remaining approximately $1.0 million will be repaid to Landmark in quarterly installments thorough October 2025. During the quarter ended September 30, 2023, the Company reimbursed FG Group Holdings $0.3 million of $0.6 million paid to Landmark, and the remaining $0.3 million was recorded within Payable to FG Group Holdings on the consolidated balance sheet as of September 30, 2023. Subsequent to September 30, 2023, the Company reimbursed FG Group Holdings the remaining $0.3 million.

18. Subsequent Event

On November 3, 2023, the Company entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full service provider of technical services and solutions to national cinema chains. The operations of ICS will be rolled into STS. The purchase price included $0.2 million in cash, $0.2 million worth of Common Shares, and the issuance of a $0.5 million promissory note by STS.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); and the adequacy of the Company’s insurance. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

On September 12, 2023, we acquired all of the outstanding capital stock of Unbounded Media Corporation and its subsidiaries (“Unbounded”), an independent media and creative production company. Unbounded develops, creates and produces film, advertising, and branded content for a broad range of clients. In an all-stock transaction, the deal with Unbounded marks the first acquisition in a broader strategy to acquire a portfolio of multi-disciplined content and services companies. Unbounded, in partnership with Strong Studios, will also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which currently includes feature films employing Strong Studios’ long form production expertise and industry network.

On November 3, 2023, we entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full service provider of technical services and solutions to national cinema chains. The operations of ICS will be rolled into STS.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$10,920	$9,903	$1,017	10.3%
Cost of revenues	8,098	7,532	566	7.5%
Gross profit	2,822	2,371	451	19.0%
Gross profit percentage	25.8%	23.9%
Selling and administrative expenses	2,639	1,866	773	41.4%
Income from operations	183	505	(322)	(63.8)%
Other income	56	498	(442)	(88.8)%
Income before income taxes	239	1,003	(764)	(76.2)%
Income tax expense	(205)	(233)	28	(12.0)%
Net income	$34	$770	$(736)	(95.6)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$38,709	$28,446	$10,263	36.1%
Cost of revenues	26,358	21,771	4,587	21.1%
Gross profit	12,351	6,675	5,676	85.0%
Gross profit percentage	31.9%	23.5%
Selling and administrative expenses	11,635	5,861	5,774	98.5%
Gain on disposal of asset	1	-	1	N/M
Income from operations	717	814	(97)	(11.9)%
Other (expense) income	(373)	579	(952)	(164.4)%
Income before income taxes	344	1,393	(1,049)	(75.3)%
Income tax expense	(349)	(417)	68	(16.3)%
Net (loss) income	$(5)	$976	$(981)	(100.5)%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Revenue increased 10.3% to $10.9 million in the third quarter of 2023 from $9.9 million in the third quarter of 2022. The increase from the prior year was due to $0.3 million of higher revenue from product sales and a $0.7 million increase in service revenue.

The increase in revenue from products was primarily due to a 16% increase in sales of screen systems as the upgrade to laser projection continues across the industry, as well as higher revenue from our Eclipse product line as a result of new projects, partially offset by a slight decline in the sale of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services and field maintenance and monitoring services, both of which were up $0.3 million from the third quarter in the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Gross Profit

Gross profit was $2.8 million or 25.8% of revenues in the third quarter of 2023 compared to $2.4 million or 23.9% in the third quarter of 2022.

Gross profit from product sales was $2.2 million or 27.3% of revenues for the third quarter of 2023 compared to $2.1 million or 27.9% of revenues for the third quarter of 2022.

Gross profit from service revenue was $0.6 million or 21.8% of revenues for the third quarter of 2023 compared to $0.2 million or 10.0% of revenues for the third quarter of 2022. Gross profit percentage increased from the prior year due to higher overall gross margin from cinema services. Gross margin on our installation services also improved from the prior year as we benefited from the transition from third-party screen installation costs with internal labor.

Income from Operations

Income from operations was $0.2 million in the third quarter of 2023 compared to $0.5 million during the third quarter of 2022. The increase in gross profit was partially offset by higher selling and administrative expenses, including marketing and travel and entertainment expenses, as revenue and business activity increased. We also incurred higher general and administrative expenses in connection with operating as an independent public company following the Separation in May 2023.

Other Financial Items

Total other income of $0.1 million during the third quarter of 2023 primarily consisted of $0.1 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense. Total other income of $0.5 million during the third quarter of 2022 included $0.5 million of foreign currency transaction adjustments, partially offset by $31,000 of interest expense.

Income tax expense was $0.2 million during both the third quarter of 2023 and 2022. Our income tax expense primarily consisted of income tax on our foreign earnings.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Revenue increased 36.1% to $38.7 million in the first nine months of 2023 from $28.4 million in the first nine months of 2022. The increase from the prior year was due to $1.5 million of higher revenue from product sales and $8.7 million increase in service revenue, which included $6.4 million from the sale of an ownership stake in the Safehaven series. The revenue recognized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the revenue related to Safehaven, total revenue during the first nine months of 2023 increased 13.7% over the prior year, and service revenue increased 36.9%.

The increase in revenue from products was primarily due to a $0.8 million of higher sales of traditional cinema screens and $0.7 million increase in the sale of digital equipment. We expect the upgrades from xenon to laser to accelerate throughout 2023 and continue for at least the next several years.

On the cinema services side, the primary driver of the revenue increase was from installation services, which increased $1.3 million from the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Gross Profit

Gross profit was $12.4 million or 31.9% of revenues in the first nine months of 2023 compared to $6.7 million or 23.5% in the first nine months of 2022. Gross profit during the first nine months of 2023 included approximately $4.4 million from the sale of an ownership stake in Safehaven. Gross profit realized in connection with Strong Studios’ projects will vary from period to period and will depend on the timing of the monetization of the projects. Excluding the gross profit related to Safehaven, total gross profit during the first nine months of 2023 would have been 24.6% of revenue.

Gross profit from product sales was $6.0 million or 25.5% of revenues for the first nine months of 2023 compared to $5.8 million or 26.5% of revenues for the first nine months of 2022. The slight decrease in gross profit percentage from product sales resulted primarily from product mix as revenue from the sale of lower margin digital equipment grew at a slightly faster rate than our higher margin traditional cinema screens.

Gross profit from service revenue was $6.3 million or 41.9% of revenues for the first nine months of 2023 compared to $0.8 million or 13.1% of revenues for the first nine months of 2022. Gross profit percentage increased from the prior year due to the sale of an ownership stake in the Safehaven series. Excluding the gross profit related to Safehaven, gross profit from service revenue during the first nine months of 2023 would have been 22.0% of revenue. We expect margins on installation services to continue to improve as we continue to onboard and utilize our internal installation team.

Income from Operations

Income from operations was $0.7 million in the first nine months of 2023 compared to $0.8 million during the first nine months of 2022. We recorded approximately $1.2 million of costs in connection with the completion of the IPO and $3.4 million of production participation costs in connection with the sale of an ownership stake in the Safehaven series. In addition, selling and administrative expenses, marketing and travel and entertainment expenses were higher during the first nine months of 2023 as revenue and business activity increased, including the addition of Strong Studios, in the current period as compared to the prior year, and operating as a publicly traded company, which was offset by an increase in gross profit.

Other Financial Items

Total other expense of $0.4 million during the first nine months of 2023 primarily consisted of $0.2 million of foreign currency transaction adjustments and $0.2 million of interest expense. Total other income of $0.6 million during the third quarter of 2022 included $0.6 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense.

Income tax expense was $0.3 million and $0.4 million during the first nine months of 2023 and 2022, respectively. Our income tax expense primarily consisted of income tax on our foreign earnings.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from operating cash flows and credit facilities, as well as our initial public offering. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities. We ended the third quarter of 2023 with total cash and cash equivalents of $3.1 million compared to $3.6 million as of December 31, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of our debt as of September 30, 2023.

Debt

Strong/MDI Installment Loans & Revolving Credit Facility

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The borrowings under the revolving line of credit are due on demand by the lender and total $2.3 million, approximately $3.1 million CAD, as of September 30, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets transferred to a subsidiary in connection with transactions related to our initial public offering (the “IPO”).

Cash Flows from Operating Activities

Net cash used in operating activities was $0.9 million during the first nine months of 2023 compared to $1.8 million during the first nine months of 2022. Cash from operations increased due to improvements in working capital including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.8 million during the first nine months of 2023, which consisted of $0.3 million of capital expenditures and a $0.5 million outflow related to the acquisition of film and television programming rights. Net cash used in investing activities during the first nine months of 2022 was $0.6 million, which consisted of $0.2 million of capital expenditures and a $0.4 million outflow related to the acquisition of film and television programming rights.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million during the first nine months of 2023, which primarily consisted of net proceeds of our IPO of $2.4 million and $2.3 million of net borrowings under the CIBC revolving line of credit, partially offset by $3.0 million transferred to FG Group Holdings and $0.5 million of principal payments on debt and finance leases. Net cash provided by financing activities was $1.0 million during the first nine months of 2022, consisting primarily of $1.3 million transferred from FG Group Holdings, partially offset by $0.2 million of principal payments on debt.

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

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$34	$770	$(5)	$976
Interest expense, net	88	31	206	82
Income tax expense	205	233	349	417
Depreciation and amortization	129	154	2,438	521
EBITDA	456	1,188	2,988	1,996
Stock-based compensation expense	124	25	890	97
IPO related expenses	-	-	475	-
Unbounded acquisition related expenses	42	-	42	-
Foreign currency transaction (gain) loss	(126)	(518)	183	(646)
Severance and other	7	-	7	-
Adjusted EBITDA	$503	$695	$4,585	$1,447

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of September 30, 2023 or December 31, 2022.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In FG Group Holdings’ experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Group Holdings has suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the FG Group Holdings Asset Purchase Agreement, we agreed to indemnify FG Group Holdings for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify FG Group Holdings for all expenses (including legal fees) related to the defense of such claims. As of September 30, 2023, we have a loss contingency reserve of approximately $0.3 million, which represents our estimate of our potential losses related to the settlement of open cases. During 2022 and the first nine months of 2023, FG Group Holdings settled three cases, which resulted in payments totaling $53,000. When appropriate, FG Group Holdings may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the quarter ended September 30, 2023. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the 2023 Share Compensation Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

July 2023	-	$-	-	-
August 2023	6,588	1.85	6,588	-
September 2023	-	-	-	-
Quarter Ended September 30, 2023	6,588	$1.85	6,588	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Strong Global Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson Chief Executive Officer (Principal Executive Officer)		Todd R. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2023	Date:	November 9, 2023

