Form 10-K
period 2023-12-31
Strong Global Entertainment, Inc.
filed 2024-03-29
CIK 1893448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41688

STRONG GLOBAL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5960 Fairview Road, Suite 275
Charlotte, North Carolina	28210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 471-6784

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Voting Shares, without par value	SGE	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.0 million.

As of March 25, 2024, there were 7,877,842 Class A Common Voting Shares, without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STRONG GLOBAL ENTERTAINMENT, INC.

i

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (“Exchange Act”), or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	expectations of future results of operations or financial performance;
●	introduction of new products or compensation strategies;
●	our operations of the business;
●	plans for growth, future operations, and potential acquisitions;
●	the size and growth potential of possible markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our business model;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing and our ability to obtain additional financing;
●	our ability to attract strategic partners with development, regulatory and commercialization expertise; and
●	the development of our marketing capabilities.

Set forth below in Item 1A, “Risk Factors,” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

ITEM 1.	BUSINESS

Organization and Business Overview

General

Strong Global Entertainment, Inc. (“Strong Global Entertainment,” the “Company,” “we,” “our,” and “us”) is a leader in the entertainment industry, providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company manufactures and distributes premium large format projection screens, provides comprehensive managed services, technical support and related products and services primarily to cinema exhibitors, theme parks, educational institutions, and similar venues. In addition to traditional projection screens, the Company manufactures and distributes its Eclipse curvilinear screens, which are specially designed for theme parks, immersive exhibitions, as well as simulation applications. We also provide maintenance, repair, installation, network support services and other services to cinema operators, primarily in the United States.

We believe that we have cultivated a leadership position built on our exceptional reputation for quality and service in the industry. As a manufacturer and distributor of projection screens systems, we have contractual relationships to supply projection screens to major cinema exhibitors, including IMAX Corporation (“IMAX”), AMC Entertainment Holdings (“AMC”), and Cinemark Holdings, Inc. (“Cinemark”), and other cinema operators worldwide.

We operate one of the largest managed service teams in the industry, providing maintenance, repair, installation, network support and other services to cinemas and other facilities across the United States. Many of our customers choose annual managed service arrangements and we also provide maintenance and other services to customers on a time and materials basis. Our field service and Network Operations Center (“NOC”) staff work hand in hand to monitor and resolve issues for our customers. Our NOC, staffed by engineers and support technicians, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems’ issues before they cause system failures.

Over the past several years, the coronavirus pandemic (“COVID-19”), inflationary pressures, and disruptions in the flow of content to cinemas have posed and may continue to pose, challenges to the industry and to our business. The COVID-19 global pandemic resulted in a significant impact to our customers and their ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations at times during the pandemic. The cinema industry continues to face challenges and the ongoing recovery is impacted by several factors, including the volume and performance of new release from the studios, the recent writers’ and actors’ guild strikes, changes in the length of exclusive theatrical release windows and the evolving consumer behavior with competition from other forms of in-and-out of home entertainment.

Key Trends Driving our Markets

The following trends positively impact the outlook for the entertainment industry:

●	Growing Market for Premium Immersive Entertainment – We believe the market for premium immersive entertainment options is growing and that our products and services are well positioned in those markets. The theatrical exhibition industry is trending toward a long-term recovery and uptrend following COVID-19. The theme park and immersive entertainment industry is also starting to expand, with exhibitions such as the Illuminarium, the Sphere and Van Gough as prominent examples of the increasing popularity of immersive experiences.

●	Post-COVID-19 Recovery — We believe demand for out-of-home entertainment will continue to drive favorable trends in the cinema exhibition and theme park industries. Positive box office growth over the past years mirrors the volume of film releases with several releases in 2023 generating record-setting box office results.

●	Resilient Industry Across Technology Innovations and Economic Cycles – Theatrical movie-going remains one of the most convenient and affordable forms of out-of-home entertainment. As such, it has proven resilient to competition for consumers’ leisure spending, as well as inflationary and recessionary periods over many decades. For example, North American industry box office grew in six of the last eight recessions. A theatrical release provides heightened exposure, increased perceived quality, and drives greater viewing interest in content. It can also strengthen performance in streaming channels increasing overall revenue potential for film releases.

●	Blockbuster Studio Releases – According to CNBC, “Wall Street is watching for a $10 billion domestic box office in 2026,” analysts expect US box office results to continue to improve and exceed pre-pandemic levels by 2026 with Hollywood blockbuster movies scheduled for release to cinemas poised to accelerate.

●	Increasing Trend of Outsourcing in the Cinema Industry — We believe that cinema operators are continuing to increase their use of outsourced services as they seek to reduce internal operating costs and maintain operational flexibility. We provide a wide complement of managed services to support cinema operators including 24x7x365 monitoring, technical support, and maintenance on all projection and audio equipment across more than 3,500 screens.

●	Premium Auditoriums and Upgrades from Xenon to Laser Projection — We believe the transition from xenon projection to laser protection in the cinema exhibition industry will continue over the next decade. Several exhibitors have publicly discussed plans to upgrade to an all-laser projection strategy, notably Cinemark and IMAX, to further improve the quality of the theatrical experience. AMC announced plans to install laser projection in 3,500 of its U.S. auditoriums through 2026. Other regional and international exhibitors have initiated auditorium upgrades as well. We expect this upgrade cycle to drive increased demand for screen replacement as well as for our services to de-install, install and upgrade new and existing projection equipment.

●	Consolidating Industry – The cinema exhibition industry was consolidating via mergers and acquisitions pre-COVID-19. We expect consolidation of the supplier side of the cinema exhibition industry to accelerate post-COVID-19. During 2023, we completed the acquisition of Innovative Cinema Solutions which provides services and products to the cinema industry, and we believe there are additional opportunities to expand via consolidation in the future.

Competitive Strengths

We believe the following strengths and attributes position Strong Global Entertainment for growth.

●	Partnerships with Industry Leaders — We believe our industry reputation for superior quality and customer service have made us the go-to provider for many of the leading operators in the cinema industry. We provide projection screens and managed services to all of the top cinema operators in North America, including AMC, IMAX, Cinemark, Regal and many other regional cinema operators. We believe that we provide a majority of the large format projection screens used by the major operators in North America, including exclusive supply contracts with AMC and Cinemark, and we believe we also supply IMAX with substantially all of its projection screens globally. There is greater pressure on theaters to differentiate their experience from the at-home experience. We believe the global trend for premium entertainment plays to Strong Global Entertainment’s strengths. The table below includes the top cinema companies in North America, all of which are our customers:

Circuits	Screens	Sites	Customer	Exclusive
AMC Entertainment Holdings, Inc.[1]	7,369	562	X	X
Regal Cinemas (Cineworld Group PLC)[2]	5,808	428	X
Cinemark Holdings, Inc.[1]	4,399	318	X	X
Cinepolis[3]	4,317	516	X
Cineplex Entertainment LP4	1,631	158	X
Marcus Theaters Corp.[5]	993	79	X	X

1)	Represents the quantity in the United States as of December 2023, for which we are the exclusive supplier of screen products.

2)	Represents the quantity in the United States as of December 2023.
3)	Represents the quantity in the United States and Mexico as of February 2023.
4)	Represents the quantity in Canada as of December 2023.
5)	Represents the quantity in the United States as of December 2023, for which we are the exclusive provider of both screen products and field and other technical services.

●	Innovator in the Industry — We are constantly innovating as exemplified by our immersive product offerings, including our Eclipse curvilinear screens with proprietary coatings for maximum viewer engagement in media-based attractions and immersive projection environments. Our screens have been used in the much publicized Van Gogh: The Immersive Experience exhibit that wowed audiences with its all-encompassing experience of art, light, sound, movement and imagination. We have also supplied the Illuminarium Intermediate (Cayman), LLC in Atlanta, Georgia with screen products and are working on other immersive screens, flooring and other projects utilizing our proprietary optical coatings. Eclipse screens are also used in theme parks and military simulation applications.

●	Turn-Key, Vertically Integrated Partner — We offer a comprehensive turn-key solution for our customers, offering projection and audio equipment, projection screen systems, as well as installation, break/fix on demand and outsourced managed services providing customers with a one-stop shop for their needs.

●	World-Class and Scalable Manufacturing and Research & Development (“R&D”) — We manufacture our screens in an approximately 80,000 square-foot facility in Joliette, Quebec, Canada (the “Joliette Plant”) that we lease on a long-term basis from FG Holdings Quebec Inc., a Quebec entity and the Company’s major shareholder (“FG Quebec”). The Joliette Plant is unique with two 90-foot-high screen coating towers which allows us to produce and finish large screens to precise specifications. The Joliette Plant also includes polyvinyl chloride (“PVC”) welding operations with programmable automations and areas dedicated to the manufacture of our paints and coatings used on all our screens, as well as dedicated in-house chemists and R&D capabilities. We believe that our quality control procedures, in-house paint and coating capabilities and the quality standards for the products that we manufacture contribute significantly to our reputation for high performance and reliability.

Growth Strategy

●	Increase Our Sales Efforts to Grow Our Customer Base and Increase Our Share of Our Customers’ Businesses — We have expanded our direct sales force to position Strong Global Entertainment to gain market share. We intend to continue to increase our sales efforts to grow our customer base and increase the share of our existing customer’s businesses.

●	Geographic Expansion — Although we believe we are a market leader in North America, we also believe we have a significant opportunity to expand our projection screen business and our services in the European and Asian markets. We operate outsourced screen warehousing and finishing facilities in China and Belgium to better serve the local markets, and may pursue similar strategies in other markets to better serve our customers and open additional growth opportunities.

●	Strategic Acquisitions and Industry Partnerships — We believe the cinema equipment and service markets are highly fragmented and that we can materially increase our revenues and scope through selected acquisitions and/or increased strategic partnerships with other players in the industry. We have a preferred commercial relationship with Barco, Inc. (f/k/a/ Cinionic, Inc.), the world’s leading provider of laser cinema solutions. We believe this relationship strengthens our global reach and support of our share customers. In 2023, we acquired the operations and assets of Innovative Cinema Solutions, a services integrator to the cinema industry, and we are exploring additional opportunities to expand through acquisition.

●	Diversify Screen Business into Theme Parks and Other Non-Cinema Applications — Over the past several years, we implemented plans to diversify our business beyond cinema, including our Eclipse immersive product line and other products targeted to theme parks and immersive exhibits. Our Eclipse curvilinear screen utilizes our proprietary coatings for maximum viewer engagement in media-based attractions and immersive projection environments. In addition, the innovation of immersive art experiences reflects the market opportunity evidenced by the success of the nationwide tour of Van Gogh; The Immersive Experience, for which Strong Global Entertainment provided the projection screens. We believe Strong Global Entertainment is uniquely positioned to benefit from the growing popularity of premium immersive attractions.

●	Capitalize on Laser Upgrade Cycle — Cinema operators have begun upgrading from Xenon lamp projectors to Laser projectors which we expect will drive additional demand for new screens and managed services. Laser projectors offer better quality than lamp alternatives, require less frequent bulb replacement, and consume up to 80% less energy, lowering overall operating costs for the exhibitor. Cinemark, IMAX, AMC as well as regional and international exhibitors have initiated auditorium upgrades to enhance their premium experience. We expect this upgrade cycle to drive increased demand for screen replacement as well as for our services to de-install, install and upgrade new and existing projection equipment.

Recent Developments

IPO and Separation

On May 18, 2023, we closed our initial public offering (“IPO”) of 1,000,000 of its Class A Voting Common Shares without par value (“Common Shares”) at a price to the public of $4.00 per share and separation (the “Separation”) from FG Group Holdings, Inc. (“FG Group Holdings”). After the separation, our direct controlling shareholder is FG Holdings Quebec Inc. (“FG Quebec”), a subsidiary of FG Group Holdings. On February 29, 2024, FG Financial Group, Inc. (“FG Financial”), and FG Group Holdings completed a merger transaction. Pursuant to the terms of the Merger Agreement FG Group Holdings became a wholly owned subsidiary of FG Financial. Following the Merger, FG Financial changed its name to Fundamental Global Inc. (“Fundamental Global”). As a result of the Merger, our indirect controlling shareholder changed from FG Group Holdings to Fundamental Global.

Our Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

Asset Purchase

On November 3, 2023, we entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full-service provider of technical services and solutions to national cinema chains. The operations of ICS were rolled into Strong Technical Services, Inc. (“STS”).

Exit Plan

As of December 31, 2023, the board of directors of the Company authorized management to proceed with a plan to exit the content business, including Strong Studios and Unbounded. The plan is expected to improve the Company’s focus on its core businesses, reduce general and administrative costs, and improve financial performance.

Loan Agreements

On January 19, 2024, the Company entered into a demand credit agreement with Canadian Imperial Bank of Commerce (“CIBC”). The agreement consists of a demand operating credit and a business credit card facility.

Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6,000,000 or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI Screen Systems Inc., a British Columbia entity and Strong Technical Services Inc. (collectively, the “Subsidiaries”), and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1,500,000, minus (iii) all Priority Claims. The amounts obtained under this credit are to be used for working capital.

Under the business credit card facility, the credit limit is CAD$75,000. The amounts obtained under this credit are to be used for purchase and payment of goods and services.

On January 19, 2024, as a guarantor, the Company also signed a credit agreement which is an amendment (“Amendment No. 2”) entered into by CIBC and FG Quebec. The Amendment No. 2 amends certain Credit Agreement dated January 13, 2023 (the “Prior Agreement”) between CIBC and FG Quebec. Pursuant to the Amendment No. 2, (i) under the demand operating credit, the credit limit is decreased from $3,400,000 to $1,400,000, (ii) the business credit card facility is removed, (iii) reporting requirements and a negative covenant are added, and (iv) CIBC’s security interest in certain assets of FG Quebec securing the credit facilities under the Prior Agreement was removed in exchange for a guarantee from the Company with respect to all liabilities of FG Quebec to CIBC.

Challenges

Recent challenges and negative trends for the industry and the Company include:

●	Our business and the operations of our customers were severely impacted by the COVID-19 pandemic. While the pandemic has subsided, operators could be impacted if similar events were to occur in the future.

●	The continued growth and adoption of streaming and changes to the theatrical window may negatively impact the cinema exhibition industry in the future.

●	We have seen inflationary pressures and disruptions in our supply chain that could impact the availability of certain products we sell to our customers, as well as the cost of materials, labor and freight, which could pose challenges to our ability to maintain or increase margins.

●	Certain larger exhibitors in the cinema industry carry high levels of debt on their balance sheets. For example, Cineworld Group Plc, the parent company of Regal Cinemas and one of the largest cinema operators emerged from Chapter 11 bankruptcy proceedings during 2023 to restructure their balance sheet and alleviate their debt burden. Financial stress at our customers in general, could impact our business by reducing overall exhibitor purchasing and payment on accounts receivable.

●	The flow of new releases to the theatrical exhibition markets has been impacted by the COVID-19 pandemic, as well as the Hollywood writers’ and actors’ guild strikes which caused film production to be temporarily halted or delayed and new film releases were postponed, resulting in a temporary reduction in the volume of new films available for theatrical exhibition.

Operations

Strong Global Entertainment includes the operations of Strong/MDI Screen Systems, Inc. (“Strong/MDI”), a British Columbia entity and a leading global manufacturer and distributor of premium large format projection screens and coatings, and Strong Technical Services, Inc. (“STS”), which provides comprehensive managed services, technical support and other products and services, primarily in the United States. Strong Global Entertainment’s key markets include the cinema exhibition industry, theme parks, schools, museums, and other entertainment-related markets. We also distribute and support third party products, including digital projectors, servers, displays and sound systems.

Products and Services

Projection Screens and Immersive Products — We believe we are a leading manufacturer and distributor of premium large format projection screens to the cinema industry in North America and around the globe. We have contractual relationships to supply screens to IMAX, AMC, Cinemark and many of the other major cinema operators worldwide. We also manufacture innovative screen support structures custom built to adapt to virtually any venue requirement, with a unique self-standing modular construction that allows for easy assembly and adjustable size.

In addition to traditional projection screens, we also manufacture our Eclipse curvilinear screens, which are specially designed to provide maximum viewer engagement in media-based attractions and immersive projection environments. We distribute Eclipse screens for use in theme parks, immersive exhibitions, as well as military simulation applications. The solid surface is designed to minimize light loss and maintain higher resolution at lower lumen output. Patented speaker panels allow selective placement of rear mounted speakers to ensure the audio derives from the source media on screen. Applications include interactive dark rides, 3D/4D theme park rides, flying theaters and motion simulators. During 2023, we also launched our new Siesmos flooring solution, which provides immersive operators with a haptic flooring solution utilizing our proprietary immersive coating, which along with our screen production, provides a premium immersive solution.

Our management believes that our screens are among the highest quality in the industry in terms of performance including the amount of gain (or brightness of the image reflected from the screen’s surface), viewing angles, and other characteristics important to the viewing experience. Our high quality is driven by our innovative manufacturing process, focus on quality control and our proprietary coatings. We believe that we are the only major screen manufacturer that develops and produces its own proprietary coatings, which are critical to the overall quality and continued innovation of our screens.

Technical Services — We operate one of the most comprehensive managed service teams in the industry, providing digital projection equipment installation and after-sale maintenance and support services to the cinema operators in the United States. Our field service technicians and our NOC staff work hand in hand to monitor and resolve issues for our customers. Many of our customers choose annual managed service arrangements for maintenance and repair services. We also provide maintenance services to customers who choose not to be covered by a managed service contract on a time and materials basis. Our NOC, staffed by engineers and support technicians, operates 24/7/365 and monitors our customers’ networked equipment remotely, often providing proactive solutions to systems issues before they cause system failures.

Other Products — We distribute projectors, servers, audio systems and other third-party products including lenses and lamps to customers worldwide.

Markets

We sell screen systems worldwide, with North America being our largest market. Screen systems are primarily sold on a direct basis, although we also use third-party distributors and integrators in some markets. We plan to continue selling our screens worldwide, both directly and through third-party distributors.

We have non-exclusive distribution agreements with NEC Display Solutions of America, Inc. (“NEC”) and Barco, Inc. (“Barco”) that allow us to market digital projectors in North and South America. In August 2021, we announced that we entered into a preferred commercial relationship with Barco, Inc., the world’s leading provider of laser cinema solutions, to enhance the services to operators across North America. We believe this relationship enhances our ability to service our valued customers by providing increased access to technology, better training for our technicians and will strengthen our global reach due to closer relationships with their international sales teams.

We provide technical services in the United States and also market and sell our services both directly to theater owners and other entertainment-related markets and through dealers or VAR networks.

Competition

There are several other companies that manufacture and distribute projection screens. We believe that our primary competitors in the worldwide projection screen market include Harkness Screens International Ltd., Severtson, Screen Solutions, Spectro, MECHANISCHE Weberei BOHEMIA s.r.o. and Galalite Projection Screens. Competitive factors include product performance characteristics, quality, availability, location/shipping logistics and price.

The market for our other digital cinema equipment and technical services is highly competitive, and the industry is fragmented. The primary competitive factors are price, product quality, features and customer support. Competition in the digital cinema equipment market includes other integrators and resellers. Manufacturers may also sell equipment directly to exhibitors, especially for large orders. We believe that our primary competition for equipment sales, installation, after-sale maintenance, and support services is Christie Digital Systems USA, Inc., Moving Image Technologies, CinemaNext, and Sonic Equipment Company. Certain of our larger entertainment customers have their own in-house technical services teams that are assigned to complete the services work.

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for approximately 48% and 52% of consolidated net revenues during the year ended December 31, 2023 and December 31, 2022, respectively. Trade accounts receivable from these customers represented approximately 49% and 69% of net consolidated receivables at December 31, 2023 and December 31, 2022, respectively. One of our customers accounted for more than 10% of both our consolidated net revenues during 2023 , and our net consolidated receivables as of December 31, 2023, and none of our customers accounted for more than 10% of both our consolidated net revenues during 2022 and our net consolidated receivables as of December 31, 2022.

Manufacturing

We manufacture cinema screens in an approximately 80,000 square-foot leased facility located in Joliette. These facilities include PVC welding operations with programmable automations, as well as two 90-foot high screen coating towers with state-of-the-art precision coating application software and painting systems. This world class ISO certified operation has the capability of manufacturing multiple standard screens simultaneously to large format 2D and 3D screens for cinema and special venue applications. We have also established outsourced warehousing and finishing operations in Belgium and China that allow us to be more responsive to local customer orders in those markets. We lease the Joliette facility from FG Quebec pursuant to a long-term lease agreement (“Joliette Plant Lease”).

Quality Control

We believe that our quality control procedures and the quality standards for the products that we manufacture, distribute or service have contributed significantly to our reputation for high performance and reliability. The inspection of incoming materials and components, as well as the testing of all our products during various stages of the sales and service cycle, are key elements of our ISO certified process.

Trademarks

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products. We believe our success will not be dependent upon trademark protection, but rather upon our scientific and engineering capabilities and research and production techniques. We consider the Strong® trademark to be of value to our business.

Human Capital Resources

We employed 199 persons at December 31, 2023, 198 of which were full-time. Of these employees, 94 positions were considered manufacturing or operational, 60 were service related and 45 were considered sales and administrative. We are not a party to any collective bargaining agreement.

The Company believes it complies with all applicable provincial, state, local and applicable international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.

The Company, including its subsidiaries, remains deeply rooted in cinema screen manufacturing and cinema-focused services. In this regard, we continuously drive our efforts to be the best partner for our customers, investment for our shareholders, neighbor in our community and to provide an empowering work environment for our employees.

Moreover, the Company is committed to the health, safety and wellness of its employees. We have modified our business practices and implemented certain policies at our offices in accordance with best practices to accommodate, and at times mandate, social distancing and remote work practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures in our facilities, and cancelling attendance at events and conferences. In addition, we have invested in employee safety equipment, additional cleaning supplies and measures, re-designed production lines and workplaces as necessary and adapted new processes for interactions with our suppliers and customers to safely manage our operations.

Regulation

We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health requirements; exports and imports; bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.

Some of these complex laws, rules and regulations – for example, those related to environmental, safety and health requirements – may particularly affect us in the jurisdictions in which we manufacture products, especially if such laws and regulations require the use of abatement equipment beyond what we currently employ; require the addition or elimination of a raw material or process to or from our current manufacturing processes; or impose costs, fees or reporting requirements on the direct or indirect use of energy, or of materials or gases used or emitted into the environment, in connection with the manufacture of our products. There can be no assurance that in all instances a substitute for a prohibited raw material or process would be available, or be available at reasonable cost.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.strong-entertainment.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A.	RISK FACTORS

Our business and financial performance are subject to various risks and uncertainties, some of which are beyond our control. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our Common Shares could decline, and our shareholders may lose part or all of their investment. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Summary of Risk Factors

We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:

●	We have no assurance of future business from any of our customers.
●	Our operating results could be materially harmed if we are unable to accurately forecast demand for our products and services and adequately manage our inventory.
●	The markets for our products and services are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.
●	We depend in part on distributors, dealers and resellers to sell and market our products and services, and our failure to maintain and further develop our sales channels could harm our business.

●	Certain of our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.
●	We are substantially dependent upon significant customers who could cease purchasing our products at any time.
●	Any potential future acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
●	We are a holding company with no operations of our own.
●	The services that Fundamental Global provides to us post-Separation, pursuant to the Management Services Agreement, may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
●	Fundamental Global continues to indirectly control the direction of our business, as their concentrated ownership of our Common Shares and Class B Shares prevent other shareholders from influencing significant decisions.
●	If Fundamental Global sells a controlling interest in our company to a third party in a private transaction, our shareholders may not realize any change-of-control premium on our Common Shares, and we may become subject to the control of a presently unknown third party.
●	Because we lease, instead of own, the Joliette Plant where we manufacture all of our screens, it is possible that FG Quebec as landlord may terminate the lease which would negatively impact our production.
●	There may not be an active, liquid trading market for our Common Shares.
●	Our share price may fluctuate significantly, and our shareholders may not be able to resell their Common Shares at or above the purchase price.
●	We are a “controlled company” within the meaning of the rules of the NYSE American and, as a result, qualify for exemptions from certain corporate governance requirements. While we do not intend to avail ourselves of these exemptions, we may do so, and, accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.
●	Future sales by Fundamental Global or others of our Common Shares, or the perception that such sales may occur, could depress the price of our Common Shares.
●	We are governed by the corporate laws of British Columbia, Canada, which in some cases have a different effect on the rights of shareholders than the corporate laws of the United States.
●	The obligations associated with being a public company require significant resources and management attention.
●	We are an “emerging growth company,” as defined in the Securities Act, and a “smaller reporting company,” as defined in the Exchange Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Shares less attractive to investors.
●	We do not intend to pay cash dividends.
●	The Class B Shares contain terms that could adversely affect common shareholders or which could be used to resist a potential take-over of us.
●	Raising additional capital by issuing securities may cause dilution to existing shareholders and/or have other adverse effects on our operations.

Risks Related to Our Business

We have no assurance of future business from any of our customers.

We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have limited contractual assurance of future business from our customers. While we do have arrangements with some of our customers, customers are not required to purchase any minimum amounts, and could stop doing business with us. Some customers maintain simultaneous relationships with our competitors, and could shift more of their business away from us if they choose to do so in the future.

Geopolitical conditions, military conflicts, acts or threats of terrorism, natural disasters, pandemics, and other conditions or events beyond our control could adversely affect us.

Geopolitical conditions, military conflicts (including Russia’s invasion of Ukraine and conflicts between Israel and Hamas), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.

The most notable impact of COVID-19 on our results of operations was the significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations during the pandemic. For instance, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, terminated or deferred their non-essential capital expenditures. The COVID-19 pandemic also adversely affected film production and the pipeline of feature films available in the short- and long-term. We were also required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, experienced lower revenues from field services, and saw a reduction in non-recurring time and materials-based services. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations.

In the case of Russia’s invasion of Ukraine and conflicts between Israel and Hamas, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most.

We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.

There is no guarantee that we will be able to service and retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.

Our operating results could be materially harmed if we are unable to accurately forecast demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we forecast inventory needs, place orders and plan personnel levels based on estimates of future demand. Our ability to accurately forecast demand for our products and services is limited and could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of the COVID-19 pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Conversely, if we underestimate customer demand for our products and services, we may not be able to deliver products to meet requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Interruptions of, or higher prices of, components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues is dependent on the distribution of products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements, or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality, or timeliness.

The markets for our products and services are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.

The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

●	Certain of the competitors for our digital equipment have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC, Barco and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

In addition, our entertainment customers face competition for consumer attention from other forms of entertainment, including streaming services and other forms of entertainment that may impact the cinema industry. Other forms of entertainment may be more attractive to consumers than those utilizing our technologies, which could harm our business, prospects and operating results.

For these and other reasons, we must continue to enhance our technologies and our existing products and services and introduce new, high-quality technologies, products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

We depend in part on distributors, dealers and resellers to sell and market our products and services, and our failure to maintain and further develop our sales channels could harm our business.

In addition to our in-house sales force, we sell some of our products and services through distributors, dealers and resellers. As we do not have long-term contracts and these agreements may be cancelled at any time, any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue would decrease. Specifically, the shutdowns of local and state economies as a result of the COVID-19 pandemic have and may continue in the future to adversely affect the operations of our dealers and resellers. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and resellers, our ability to grow our business and sell our products and services could be adversely affected and our business may be harmed.

Certain of our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Certain of our officers and directors have existing responsibilities to provide management and services to other entities including Fundamental Global. For example, Mark D. Roberson, our Chief Executive Officer and director, Todd R. Major, our Chief Financial Officer, and D. Kyle Cerminara, our Chairman, also have responsibilities with Fundamental Global. As a result, demands for the time and resources from our Company and other entities, including Fundamental Global, may conflict from time to time. Because we rely primarily on each of our officers and directors to manage our company, our officers’ and directors’ limited devotion of time and resources to our business may negatively impact the operation of our business.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. Further, we are a newly formed company, and we have no history of operating as an independent company, and our brand and reputation may be aligned with that of Fundamental Global, which means that any harm to Fundamental Global’s brand may harm our brand, and similarly, it may take time to promote our brand and reputation as a separate independent company. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

Our operating margins may decline as a result of increasing product costs.

Our business is subject to pressure on pricing and costs caused by many factors, including supply chain disruption, intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from customers to reduce the prices we charge for our products and services, and changes in consumer demand. Factors including global supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in cost increases, particularly for labor, and could continue to increase. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, demand, fluctuations in commodity prices and currency, shipping costs and other factors that are generally unpredictable and beyond our control such as the escalating military conflict between Russia and Ukraine. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events continue to develop and escalate, creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, events like the military conflict between Russia and Ukraine and conflicts between Israel and Hamas may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine and conflicts between Israel and Hamas continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

Our sales cycle can be long and timing of orders and shipments unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict, and customers typically order screen and other distribution products with limited advance notice which impacts our ability to forecast revenue and manage operations. For our managed service offerings, the sales cycle can be long and involve educating and achieving buy-in from multiple parts of a customer organization. As a result the length and variable nature of customer ordering patterns and timing could materially adversely impact our business and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

Our top ten customers accounted for approximately 48% and 52% of consolidated net revenues during the years ended December 31, 2023 and December 31, 2022, respectively. Trade accounts receivable from these customers represented 49% and 69% of net receivables at December 31, 2023 and December 31, 2022, respectively. One of our customers accounted for more than 10% of both our consolidated net revenues during 2023 and our net consolidated receivables as of December 31, 2023.  None of our customers accounted for more than 10% of both our consolidated net revenues during the year ended December 31, 2022 of our net consolidated receivables as of December 31, 2022. While we believe our relationships with such customers are stable, most arrangements with these customers are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Several larger operators in the cinema industry carry high levels of balance sheet leverage. For example, Cineworld Group Plc, the parent company of Regal Cinemas and one of the largest cinema operators, filed for Chapter 11 bankruptcy on September 7, 2022 to restructure their balance sheet and alleviate their debt burden. As a result of the bankruptcy, we collected $0.2 million of the $0.3 million we had in accounts receivable at the time of the bankruptcy filing related to products and services sold to Regal Cinemas. If any of our larger customers were to have financial difficulties or enter bankruptcy it could negatively impact the collectability of our accounts receivable and could also negatively impact our revenue in future periods.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales outside the United States accounted for approximately 15.2% of consolidated sales in the fiscal year ended December 31, 2023. We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, financial condition and results of operations. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

In addition, a portion of our foreign sales are denominated in foreign currencies and amounted to approximately $2.5 million in 2023. To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

Any of these factors could adversely affect our foreign activities and our business, financial condition and results of operations.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our financial condition, results of operations and strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our financial condition, results of operations and strategic objectives.

In addition, we are subject to Canadian and foreign anti-corruption laws and regulations such as the Canadian Corruption of Foreign Public Officials Act. In general, these laws prohibit a company and its employees and intermediaries from bribing or making other prohibited payments to foreign officials or other persons to obtain or retain business or gain some other business advantage. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted. Failure by us or our predecessors to comply with the applicable legislation and other similar foreign laws could expose us and our senior management to civil and/or criminal penalties, other sanctions and remedial measures, legal expenses and reputational damage, all of which could materially and adversely affect our business, financial condition and results of operations. Likewise, any investigation of any alleged violations of the applicable anti-corruption legislation by Canadian or foreign authorities could also have an adverse impact on our business, financial condition and results of operations.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure products to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of COVID-19 and variants thereof. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. From time to time, we experience cyber-attacks on our information technology systems. Our information technology systems, as well as the systems of our customers, suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our customers, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our customers or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and cash flows, as well as our business reputation.

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and adversely affect our business and reputation.

In connection with the sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our customers, employees, and suppliers, as well as our business. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. These risks include operational interruption, private data exposure and damage to our relationship with our customers, among others. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or the security measures of those parties that we do business with now or in the future, and obtain the personal information of our customers, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

If we fail to retain key members of management, or successfully integrate new executives, our business may be materially harmed.

Our future success depends, in substantial part, on the efforts and abilities of our current management team. If certain of these individuals were to leave unexpectedly, we could experience substantial loss of institutional knowledge, face difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our loss of services of any of our senior executives, or any failure to effectively integrate new management into our business processes, controls, systems and culture, could have a material adverse effect on us.

Any potential future acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, entry into new lines of business and markets or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, divestitures and entries into new lines of business include a number of risks and present financial, managerial and operational challenges, including but not limited to:

●	diversion of management attention from running our existing business;

●	possible material weaknesses in internal control over financial reporting;

●	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

●	increased costs to integrate, develop or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired, new or divested business or assets;

●	potential exposure to material liabilities not discovered in the due diligence process;

●	potential adverse effects on reported results of operations due to possible write-down of goodwill and other intangible assets associated with acquisitions;

●	potential damage to customer relationships or loss of synergies in the case of divestitures; and

●	unavailability of acquisition financing or inability to obtain such financing on reasonable terms.

Any acquired business, technology, service or product or entry into a new line of business could significantly under-perform relative to our expectations, and may not achieve the benefits we expect. For all these reasons, our pursuit of an acquisition, investment, new line of business, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

Failure to effectively utilize or successfully assert intellectual property rights could negatively impact us.

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products, the most significant of which is Strong®. We rely on trademark laws to protect these intellectual property rights. We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others, intellectual property rights necessary to support new product introductions. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the ongoing COVID-19 pandemic, the impact of which is uncertain and which, if it persists for an extended period of time, could disrupt our global supply chain and result in significant expenses or delays outside of our control, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. For example, the COVID-19 pandemic has impacted and could further impact our operations, customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In addition, temporary cinema closures in domestic and foreign markets and delays to movie release schedules may potentially negatively impact our customers’ operations and timing of orders. Further, adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of epidemics or pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We are a holding company with no operations of our own.

We are a holding company, and our ability to operate is dependent upon the earnings from the business conducted by our operating subsidiaries. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution or payment to us of a portion of these earnings to meet our obligations, including those under any of our debt obligations. The distributions of those earnings or advances or other distributions of funds by these entities to us, all of which are contingent upon our subsidiaries’ earnings, are subject to various business considerations. In addition, distributions by our subsidiaries could be subject to statutory restrictions, including state laws requiring that such subsidiaries be solvent, or contractual restrictions. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to shareholders, partners or members.

We are exiting the content business which could result in additional costs.

We have discontinued our content business to improve the Company’s focus resources on its core businesses, reduce general and administrative costs, and improve financial performance. While the Company may receive proceeds from the disposition of certain parts of the content business, it may also not realize the expected benefits and may incur additional costs and liabilities associated with the exit activities that could negatively impact the Company. We are involved in a dispute regarding one of the projects in the content business and may incur significant legal and other costs in the future as we exit the business.

Our revenues and results of operations may fluctuate significantly from period to period.

Our revenues and results of operations can vary based on the timing of shipments of our cinema products particularly with regard to the timing of cinema screen shipments and timing of customer orders and shipments of projection equipment. Those fluctuations could increase on a quarter-to-quarter basis may cause our revenue and earnings results to fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

Risks Related to the Separation

We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.

We historically operated as a business segment of FG Group Holdings. We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus, provide a distinct investment identity and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

●	we are more susceptible to economic downturns and other adverse events than when we were still a part of Fundamental Global;
●	following the Separation, our business is less diversified than Fundamental Global’s business prior to the Separation; and
●	following the Separation, our general and administrative expenses have increased due to the additional burdens of operating as a separate public company.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.

The services that Fundamental Global provides to us post-Separation, pursuant to the Management Services Agreement, may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Pursuant to the Management Services Agreement, we and Fundamental Global continue to provide certain services to each other, which could include information technology, legal, finance and accounting, human resources, tax, treasury, and other services in exchange for the fees specified in the Management Services Agreement between us and Fundamental Global (calculated on the basis of cost and expenses, with mark-up, if necessary, to comply with applicable transfer pricing principles under Canadian and U.S. tax regulations). Fundamental Global is not obligated to provide these services in a manner that differs from the nature of the services provided to the Strong Entertainment operating segment during the period prior to the Separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from FG Group Holdings due to the termination of the Management Services Agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by Fundamental Global).

Fundamental Global may fail to perform under various transaction agreements that were executed as part of the Separation or it may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation, we entered into various agreements, including for the lease of the Joliette facility and certain administrative services. If FG Quebec and/or Fundamental Global Inc. are unable to satisfy their respective obligations under these agreements, we could incur operational difficulties or losses, which may not be adequately indemnified under those agreements.

Fundamental Global continues to indirectly control the direction of our business, as their concentrated ownership of our Common Shares and Class B Shares prevent other shareholders from influencing significant decisions.

As of March 25, 2024, Fundamental Global controls 76.2% of our outstanding Common Shares and 100% of the outstanding Class B Shares, which entitles Fundamental Global, or an entity controlled by Fundamental Global, to nominate and elect at least 50% of our board, until such Class B Shares are redeemed. As long as Fundamental Global beneficially controls a majority of the voting power of our outstanding Common Shares with respect to a particular matter, or Fundamental Global directly or indirectly holds any number of Class B Shares, it generally is able to determine the outcome of all corporate actions requiring shareholder approval, including by the election and removal of at least 50% of our directors. Even if FG Group Holdings were to control less than a majority of the voting power of our outstanding Common Shares and ceased to hold any Class B Shares, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our Common Shares.

Fundamental Global’s interests may not be the same as, or may conflict with, the interests of our other shareholders. Our public shareholders are not able to affect the outcome of any shareholder vote while Fundamental Global controls the majority of the voting power of our outstanding Common Shares. As a result, Fundamental Global may be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including:

●	any determination with respect to our business direction and policies, including the appointment and removal of directors;
●	any determinations with respect to mergers, business combinations or dispositions of assets;
●	our financing and dividend policy, and the payment of dividends on our Common Shares, if any;
●	compensation and benefit programs and other human resources policy decisions;
●	changes to any other agreements that may adversely affect us; and
●	determinations with respect to our tax returns.

Because Fundamental Global’s interests may differ from ours or from those of our other shareholders, actions that Fundamental Global takes with respect to us, as our controlling shareholder, may not be favorable to us or our other shareholders.

If Fundamental Global sells a controlling interest in our company to a third party in a private transaction, our shareholders may not realize any change-of-control premium on our Common Shares and we may become subject to the control of a presently unknown third party.

Fundamental Global controls a significant equity interest in our company. Fundamental Global has the ability, should it choose to do so, to sell some or all of our Common Shares it owns in a privately-negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of Fundamental Global to privately sell the Common Shares it owns, with no requirement for a concurrent offer to be made to acquire all of the Common Shares that are publicly traded, could prevent our shareholders from realizing any change-of-control premium on Common Shares that may otherwise accrue to Fundamental Global on its private sale of our Common Shares. Additionally, if Fundamental Global privately sells its significant equity interests in our company, we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other shareholders.

Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Fundamental Global, and some of our directors may have actual or potential conflicts of interest because they also serve as officers of Fundamental Global.

Because of their current or former positions with Fundamental Global, some of our executive officers and directors may own Fundamental Global common shares or have options to acquire Fundamental Global common shares, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors serve as officers and directors of Fundamental Global. Although all transactions with related parties are approved by a committee of non-Fundamental Global-affiliated directors, this ownership or service may create the appearance of conflicts of interest when the Fundamental Global-affiliated officers and/or directors are faced with decisions that could have different implications for Fundamental Global or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Fundamental Global and us regarding the terms of the agreements governing the Separation and the relationship between the companies, including the Management Services Agreement.

The IRS may not agree with the position that we should be treated as a foreign corporation for U.S. federal income tax as a result of the Separation.

Although we are incorporated under the laws of Canada, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to section 7874 of the Code. For U.S. federal income tax purposes, a corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of Canada, we would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) for U.S. federal income tax purposes. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and require analysis of all relevant facts and circumstances, and there is limited guidance and significant uncertainties as to their application. If it were determined that we should be taxed as a U.S. corporation for U.S. federal income tax purposes under section 7874, we would be liable for U.S. federal income tax on our income like any other U.S. corporation and certain distributions made by us to non-U.S. holders of our Common Shares would be subject to U.S. withholding tax. Taxation as a U.S. corporation could have a material adverse effect on our financial position and results from operations.

Section 7874 is currently expected to apply to the Separation in a manner such that we should not be treated as a U.S. corporation for U.S. federal income tax purposes. However, holders are cautioned that the application of section 7874 to us is extremely complex and the applicable Treasury Regulations are subject to significant uncertainty and there is limited guidance regarding their application. Moreover, the application of section 7874 to the facts and circumstances of the Separation are uncertain. In addition, there could be a future change in law under section 7874 of the Code, the Treasury Regulations promulgated thereunder or otherwise that could have an effect on the application of section 7874 to us. No IRS ruling has been requested or will be obtained regarding the U.S. federal income tax consequences of the Separation or any other matter described in this Annual Report. There can be no assurance that the IRS will not challenge the U.S. federal income tax treatment described above or that, if challenged, such treatment will be sustained by a court.

Because we lease, instead of own, the Joliette Plant where we manufacture all of our screens, it is possible that FG Quebec as landlord may terminate the lease which would negatively impact our production.

We manufacture our screens in the Joliette Plant, an approximately 80,000 square-foot facility near Montreal, Quebec, Canada. FG Quebec, our major shareholder, owns this facility. We lease it through Strong/MDI, our subsidiary. While we entered into the Joliette Plant Lease, which is a fifteen (15) year lease for the Joliette Plant (with the option of Strong/MDI to renew for five (5) consecutive periods of five years each, and a right of first refusal to purchase the Joliette Plant in the event that FG Quebec wishes to sell the property to a third-party in the future) with FG Quebec, it is possible that FG Quebec may terminate the lease under certain limited circumstances, and therefore interrupt our screen production. In addition, we are using part of the proceeds from our IPO to improve and expand the Joliette Plant, because it is our only manufacturing facility in North America. Compared to the ownership, the rental relationship may not provide us enough protection on our interests and investments in this facility.

Government agencies in Canada have notified FG Quebec that certain modifications are required to be made to the Joliette Plant in order to meet safety and emissions standards.

FG Quebec has been informed by certain government agencies in Canada, including but not limited to, the Joliette Fire Department and the Quebec Ministry of the Environment, that certain aspects of the Joliette Plant must be modified to fully comply with safety and emissions standards. FG Quebec has implemented changes to address some, but not all, of the identified requirements.

The required modifications include installing new air evaluator and exhaust chimneys as well as modifying the walls and doors in the paint and coatings area to achieve a 2-hour fire resistance standard. In addition, it was required that we modify certain mezzanine areas to reduce their size and upgrade construction to non-combustible materials, add an additional exterior access, and purchase spill resistant pallets. Our intention is to address the remaining requirements as a component of an expansion and reorganization of certain areas of the Joliette Plant. We believe the project would improve production flow in the plant, accommodate growth of the Eclipse product line in addition to addressing the requirements. If we fail to address the requirements, it could be possible that we could incur penalties or production could be interrupted. The expansion could cost more or take longer than our expectations and could result in production disruptions in the facility during the construction process.

We have agreed to indemnify Fundamental Global for future losses, if any, related to current litigation related to the operation businesses transferred to us in the Separation.

Pursuant to the terms of the Fundamental Global Asset Purchase Agreement, we have agreed to indemnify Fundamental Global for future losses, if any, related to previous product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. There can be no assurance that we will have sufficient capital to pay the full amount of such aggregate liabilities or losses.

Risks Related to Ownership of our Common Shares and our Status as a Public Company

There may not be an active, liquid trading market for our Common Shares.

Prior to our IPO, there was no public market for our Common Shares. Subsequent to the IPO, the daily volume of trading in our Common Shares has been relatively low compared to other public companies. If an active trading market does not develop and continue, our shareholders may have difficulty selling any of their Common Shares. The market price of Common Shares may decline, and our shareholders may not be able to resell their Common Shares at or above their purchase price.

Our share price may fluctuate significantly, and our shareholders may not be able to resell their Common Shares at or above the purchase price.

The trading price of our Common Shares is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in our industry in particular;

●	actual or anticipated fluctuations in our quarterly financial and results of operations;

●	introduction of new products and services by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	sales of large blocks of our Common Shares;

●	additions or departures of key personnel;

●	regulatory developments;

●	litigation and governmental investigations;

●	economic and political conditions or events; and

●	changes in investor perception of our market positions based on third-party information.

These and other factors may cause the market price and demand for our Common Shares to fluctuate substantially, which may limit or prevent investors from readily selling their Common Shares and may otherwise negatively affect the liquidity of our Common Shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the shares. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Common Shares may also be influenced by the research and reports that industry or securities analysts could publish about us or our business. If one or more of these analysts initiates or ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts downgrades our stock, or if our results of operations do not meet their expectations, our share price could decline.

We are a “controlled company” within the meaning of the rules of the NYSE American and, as a result, qualify for exemptions from certain corporate governance requirements. While we do not intend to avail ourselves of these exemptions, we may do so, and, accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements.

Fundamental Global continues to control indirectly a majority of the voting power of our outstanding Common Shares and all of our Class B Shares, which indirectly entitles Fundamental Global to elect fifty percent (50%) of our board (or a majority, where our board is set at an odd number), until such Class B Shares are redeemed. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the Board of Directors consist of independent directors;

●	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

While Fundamental Global indirectly controls a majority of the voting power of our outstanding Common Shares and all of our Class B Shares, we may not have a majority of independent directors or our nominating and corporate governance and compensation committees may not consist entirely of independent directors. While we do not intend to avail ourselves of these exemptions, we may do so, and, accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

Future sales by Fundamental Global or others of our Common Shares, or the perception that such sales may occur, could depress the price of our Common Shares.

As of March 25, 2024, Fundamental Global owns indirectly 76.2% of our outstanding Common Shares. Subject to the restrictions described in the paragraph below, future sales of these Common Shares in the public market are subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as Fundamental Global is deemed to be our affiliate, unless the Common Shares to be sold are registered with the SEC. We are unable to predict with certainty whether or when Fundamental Global will sell a substantial number of Common Shares to the extent it retains Common Shares. The sale by Fundamental Global of a substantial number of Common Shares, or a perception that such sales could occur, could significantly reduce the market price of our Common Shares.

Pursuant to lock-up agreements, our directors and officers have agreed, for a period of twelve (12) months from May 18, 2023, the closing date of our IPO, and any other holder of our outstanding Common Shares has agreed, for a period of twelve (12) months from May 18, 2023, subject to limited exceptions, without the prior written consent of the representative of the underwriters, that they will not offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities. In addition, pursuant to the underwriting agreement we entered in connection with our IPO, we and any of our successors have agreed, for a period of twelve (12) months from May 15, 2023, the date of the underwriting agreement, that each will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our capital stock or any securities convertible into or exercisable or exchangeable for shares of our capital stock; (ii) file or caused to be filed any registration statement with the SEC relating to the offering of any shares of our capital stock or any securities convertible into or exercisable or exchangeable for shares of our capital stock; (iii) complete any offering of our debt securities, other than entering into a line of credit with a traditional bank; or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our capital stock, whether any such transaction described in clause (i), (ii), (iii) or (iv) above is to be settled by delivery of shares of our capital stock or such other securities, in cash or otherwise. The representative of the underwriters may, in its sole discretion and at any time without notice, release all or any portion of the Common Shares subject to the lock-up.

We filed two registration statements on Form S-8 registering under the Securities Act the Common Shares reserved for issuance under our 2023 Share Compensation Plan (the “Share Compensation Plan”). When equity securities granted under our Share Compensation Plan are sold or it is perceived that they will be sold in the public market, the trading price of our Common Shares could decline substantially. These sales also could impede our ability to raise future capital.

We are governed by the corporate laws of British Columbia, Canada, which in some cases have a different effect on the rights of shareholders than the corporate laws of the United States.

We are governed by the Business Corporations Act (British Columbia) (the “BCBCA”), which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our Articles, as amended, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to pay for our Common Shares. The material differences between the BCBCA and Delaware General Corporation Law that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as amalgamations, arrangements or amendments to our Articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the Articles, as amended, as applicable, whereas Delaware General Corporation Law generally only requires a majority vote; and (ii) under the BCBCA holders of an aggregate of 5% or more of our Common Shares can requisition a special meeting of shareholders, whereas such right does not exist under the Delaware General Corporation Law. We cannot predict whether investors will find our company and our Common Shares less attractive because of these material differences or because we are governed by the BCBCA. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

Provisions in our Articles, as amended, Canadian law and certain restrictive covenants applicable to us could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and/or limit the market price of our Common Shares.

Provisions in our Articles, as amended, currently in effect, as well as certain provisions under the BCBCA and applicable Canadian laws may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their Common Shares. For instance, our Articles, as amended, contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings.

Because we are a corporation incorporated under the laws of British Columbia, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian Investors to enforce civil liabilities against our directors and officers residing outside Canada.

We are a corporation incorporated under the laws of British Columbia that maintains a principal executive office in the United States, and a substantial portion of our assets are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us, or to realize in the United States upon judgements of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (i) would enforce judgements of U.S. courts obtained in actions against us predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Prior to the Separation, we were a business segment of Fundamental Global, and Fundamental Global, as successor of FG Group Holdings, is subject to Section 404 of the Sarbanes-Oxley Act. However, before completion of our IPO, we were not required to comply with all SEC rules that implement Section 404 of the Sarbanes-Oxley Act and therefore were not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the Jumpstart Our Business Startups Act (the “JOBS Act”), and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” We expect our first Section 404(a) assessment will take place for our annual report for the fiscal year ending December 31, 2024, and we will not be required to comply with Section 404(b) rules until we cease to be an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until December 31, 2028, although if our total annual gross revenues are $1.235 billion or more, we would cease to be an “emerging growth company” as of December 31st of that year.

In order to comply with these rules, we expect to incur additional expenses and devote increased management effort toward ensuring compliance. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our share price.

The obligations associated with being a public company require significant resources and management attention.

We are subject to the reporting and other requirements of the Exchange Act and the rules of the NYSE American. As an independent public company, we are required to, among other things:

●	prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and NYSE American rules;
●	have our own Board of Directors and committees thereof, which comply with federal securities laws and NYSE American rules;
●	maintain an internal audit function;
●	institute our own financial reporting and disclosure compliance functions;
●	establish an investor relations function;
●	establish internal policies, including those relating to trading in our securities and disclosure controls and procedures; and
●	comply with the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NYSE American.

These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of FG Group Holdings. Certain of these functions are provided by Fundamental Global pursuant to the Management Services Agreement. Our investment in compliance with existing and evolving regulatory requirements result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” as defined in the Securities Act, and a “smaller reporting company,” as defined in the Exchange Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Shares less attractive if we rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting ordinary shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Canada does not have a system of exchange controls, and control of the Company by “non-Canadians” may be subject to review and further government action.

Canada has no system of exchange controls. There are no Canadian governmental laws, decrees, or regulations relating to restrictions on the repatriation of capital or earnings of the Company to non-resident investors. There are no laws in Canada or exchange control restrictions affecting the remittance of dividends, profits, interest, royalties and other payments by the Company to non-resident holders of the Common Shares, except certain Canadian federal income tax consequences to holders of our Common Shares that are non-resident in Canada.

There are no limitations under the laws of Canada or in the organizing documents of the Company on the right of foreigners to hold or vote securities of the Company, except that the Investment Canada Act may require that a “non-Canadian” not acquire “control” of the Company without prior review and approval by the Minister of Innovation, Science and Economic Development. The acquisition of one-third or more of the voting shares of the Company would give rise a rebuttable presumption of the acquisition of control, and the acquisition of more than fifty percent of the voting shares of the Company would be deemed to be an acquisition of control. In addition, the Investment Canada Act provides the Canadian government with broad discretionary powers in relation to national security to review and potentially prohibit, condition or require the divestiture of, any investment in the Company by a non-Canadian, including non-control level investments. “Non-Canadian” generally means an individual who is neither a Canadian citizen nor a permanent resident of Canada within the meaning of the Immigration and Refugee Protection Act (Canada) who has been ordinarily resident in Canada for not more than one year after the time at which he or she first became eligible to apply for Canadian citizenship, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

We do not know whether an active market for our Common Shares will be sustained or what the market price of our Common Shares will be and as a result it may be difficult for investors to sell their Common Shares.

Prior to our listing on the NYSE American, there was no trading market for our Common Shares. Additionally, an active trading market for our Common Shares may not be sustainable. It may be difficult for investors to sell their Common Shares without depressing the market price for the Common Shares or at all. As a result of these and other factors, investors may not be able to sell their Common Shares at or above the purchase price or at all. Further, an inactive market may also impair our ability to raise capital by selling Common Shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our Common Shares as consideration. If an active market for our Common Shares does not develop or is not sustained, it may be difficult to sell the shareholders’ Common Shares.

We do not intend to pay cash dividends.

We do not intend to declare or pay any cash dividends in the near term and plan to retain all available funds to finance the growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors in accordance with applicable law and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

Our Common Shares are listed on NYSE American. We can provide no assurance that an active trading market will continue for our Common Shares or that we will continue to meet NYSE American listing requirements. If we fail to comply with the continuing listing standards of NYSE American, our securities could be delisted.

Our Common Shares are listed on NYSE American. However, we can provide no assurance that an active trading market for our Common Shares will continue. If we fail to satisfy the continued listing requirements of NYSE American, such as the corporate governance requirements or the minimum closing bid price requirement, NYSE American may take steps to delist our Common Shares. Such a delisting would likely have a negative effect on the price of our Common Shares and would impair investors’ ability to sell or purchase our Common Shares when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Shares to become listed again, stabilize the market price or improve the liquidity of our Common Shares, prevent our Common Shares from dropping below the NYSE American minimum bid price requirement or prevent future noncompliance with NYSE American’s listing requirements.

Our Board can, without shareholder approval, cause preferred shares to be issued on terms that adversely affect common shareholders or which could be used to resist a potential take-over of us.

Under our Notice of Articles, as amended, our Board is authorized to issue up to 150,000,000 preferred shares in one or more series, none of which were issued and outstanding as of the date of this Annual Report. Also, our Board, without shareholder approval, will have the authority to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes preferred shares to be issued, the rights of the holders of our Common Shares could be adversely affected. The Board’s ability to determine the terms of preferred shares and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting shares. Preferred shares issued by the Board could include voting rights which could shift the ability to control us to the holders of the preferred shares. Preferred shares could also have conversion rights into Common Shares at a discount to the market price of the Common Shares which could negatively affect the market for our Common Shares. In addition, preferred shares would have preference in the event of liquidation of us, the payment of dividends and other rights superior to the Common Shares. We have no current plans to issue any preferred shares.

The Class B Shares contain terms that could adversely affect common shareholders or which could be used to resist a potential take-over of us.

100 Class B Shares are issued and outstanding. The Class B Shares could have the effect of making it more difficult for a third party to acquire a majority of our outstanding Common Shares. The Class B Shares include voting rights to elect fifty percent (50%) of our board (or a majority, where our board is set at an odd number) which has the effect of limiting the common share voting rights with respect to election of the Board.

The market price of our Common Shares may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our Common Shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	Announcements of technological innovations, new products or product enhancements by us or others;

●	Announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	Success of research and development projects;

●	Developments concerning intellectual property rights or regulatory approvals;

●	Variations in our and our competitors’ results of operations;

●	Changes in earnings estimates or recommendations by securities analysts, if our Common Shares are covered by analysts;

●	Changes in government regulations or patent decisions;

●	Future issuances of Common Shares or other securities;

●	The addition or departure of key personnel;

●	Announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	General market conditions, including the volatility of market prices for shares of technology companies generally, and other factors, including factors unrelated to our operating performance; and

●	The other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our Common Shares and result in substantial losses by our investors.

Further, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme volatility in the price of our Common Shares, which could cause a decline in the value of our Common Shares. Price volatility of our Common Shares might be worse if the trading volume of our Common Shares is low. In the past, following periods of market volatility, shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful. Future sales of our Common Shares could also reduce the market price of such shares.

Moreover, the liquidity of our Common Shares is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in lower prices for our Common Shares than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Shares. In addition, without a large float, our Common Shares are less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Shares may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate its investment in our Common Shares. Trading of a relatively small volume of our Common Shares may have a greater impact on the trading price of our Common Shares than would be the case if our public float were larger. We cannot predict the prices at which our Common Shares will trade in the future.

Raising additional capital by issuing securities may cause dilution to existing shareholders and/or have other adverse effects on our operations.

We may need to raise future capital to implement our business strategies. We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, the existing shareholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect the existing shareholders’ rights as shareholders. Any additional indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Shares to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our products, or grant licenses on terms unfavorable to us. Adequate additional financing may not be available to us on acceptable terms, or at all.

We could be negatively affected by actions of activist shareholders.

Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, share repurchases or sales of assets or the entire company. If we are targeted by an activist shareholder in the future, the process could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential customers, who may choose to transact with our competitors instead of us, and make it more difficult to attract and retain qualified personnel.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Common Shares, or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our Common Shares could be influenced by the research and reports that industry or securities analysts may publish about us and our business. We do not have any control over these analysts. If any of these analysts initiates or ceases coverage or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if any analyst downgrades our stock, or if our results of operations do not meet their expectations, our share price could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Overview

We rely on proprietary and third-party information systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services.

Cybersecurity Governance

The protection of the information technology systems on which we rely is critically important to us. The Audit Committee of the Board of Directors has oversight for the reliability and security of our information systems, including identifying material risks and cybersecurity threats arising in our business. The Audit Committee receives updates from management of the ongoing cybersecurity initiatives and events at least once per quarter. In the event of a material cybersecurity incident, management will notify the Audit Committee, which will provide oversight for the Company’s response and mitigation to the incident.

Our Chief Executive Officer is responsible for the management of the Company’s information systems and oversees the Company’s information technology team (“IT Team”). The IT Team has in place documented procedures for cybersecurity response plans, which are reviewed annually or as events warrant. The IT Team utilizes third party security experts and tools to provide continuous external penetration testing, conduct security reviews, and provide threat and incident response support.

Cybersecurity Risk Management and Strategy

We employ a multi-layered approach to protect our information systems from cybersecurity threats. All hardware within our information systems run an industry-standard anti-virus solution, and we have an established patching program in place to keep security updates current. Penetration testing is conducted by an outside party on a continual basis, resulting in rapid discovery and remediation of any potential weaknesses. To ensure employee compliance with our processes, we require yearly cybersecurity training and conduct phish testing, including simulated phishing attempts. Additional training is assigned to employees as deemed necessary to reduce the risk of cybersecurity threats. In case of a cybersecurity incident, we maintain a cybersecurity insurance policy to reduce any direct costs that could be incurred.

A cybersecurity incident could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, subject us to liability claims or regulatory penalties under laws protecting the privacy of personal information. Although impacts of past cybersecurity incidents have been immaterial to date, the impacts of such events in the future may materially and adversely affect our business, financial condition, or results of operations.

ITEM 2.	PROPERTIES

Our United States corporate offices are located at 5960 Fairview Road, Suite 275, Charlotte, North Carolina, 28210, where we use office space leased by Fundamental Global under the Management Services Agreement. Fundamental Global’s existing lease expires in May 2024 . We are currently exploring options for our corporate office following the expiration of the current lease. In addition, we or our subsidiaries lease the following facilities as of the date hereof:

●	Strong/MDI leases an approximate 80,000 square-foot manufacturing plant in Joliette, Quebec, Canada. The Joliette Plant is used for offices, manufacturing, assembly and distribution of cinema and other screens. The initial term of the lease for this facility expires in 2038.

●	STS leases a combined office and warehouse facility in Omaha, Nebraska, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in February 2027.

●	STS also leases a warehouse facility in Shawnee, Kansas, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in May 2025.

We believe these facilities are adequate for future needs. In addition, we do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or replacing them with equivalent leased facilities, or purchasing these or other facilities in the future.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, we agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of December 31, 2023, we have a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents our estimate of potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are currently quoted on the NYSE American under the symbol “SGE.”

On March 25, 2024, the closing price for the Common Shares on the NYSE American was $1.34.

Record Holders

As of March 25, 2024, we had approximately 30 individual shareholders of record of our Common Shares. We believe that the number of beneficial owners of our Common Shares is greater than the number of record holders, because a number of our Common Shares are held through brokerage firms in “street name.”

Dividend Policy

As of the date of this Annual Report, we have never declared or paid any cash dividends on our Common Shares or other securities and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain all available funds to finance the growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors in accordance with applicable law and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant.

Use of Proceeds

On May 15, 2023, our Registration Statement on Form S-1, as amended (File No. 333-264165), was declared effective in connection with our IPO, pursuant to which we sold an aggregate 1,000,000 Common Shares, at a price to the public of $4.00 per share. ThinkEquity LLC acted as representative of the underwriters.

Our IPO closed on May 18, 2023. The net proceeds to the Company from its IPO were approximately $1.3 million, after deducting underwriting commissions and offering expenses. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 16, 2023. We are holding the balance of the net proceeds in cash, cash equivalents, and investments in short term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, corporate bonds and commercial paper, and obligations of the U.S. government.

Issuer Purchases of Securities

The following table presents information with respect to purchases of common stock we made during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

October 2023	-	$-	-	-
November 2023	-	-	-	-
December 2023	-	-	-	-
Quarter Ended December 31, 2023	-	$-	-	-

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A in this Annual Report on Form 10-K for the year ended December 31, 2023, and the following risks and uncertainties: the Company’s ability to maintain and expand its revenue streams to compensate for the lower demand for the Company’s digital cinema products and installation services; potential interruptions of supplier relationships or higher prices charged by suppliers; the Company’s ability to successfully compete and introduce enhancements and new features that achieve market acceptance and that keep pace with technological developments; the Company’s ability to maintain its brand and reputation and retain or replace its significant customers; challenges associated with the Company’s long sales cycles; the impact of a challenging global economic environment or a downturn in the markets; the effects of economic, public health, and political conditions that impact business and consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, the outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants or other health epidemics or pandemics, and armed conflicts, such as the ongoing military conflict in Ukraine and related sanctions; economic and political risks of selling products in foreign countries (including tariffs); risks of non-compliance with U.S. and foreign laws and regulations, potential sales tax collections and claims for uncollected amounts; cybersecurity risks and risks of damage and interruptions of information technology systems; the Company’s ability to retain key members of management and successfully integrate new executives; the Company’s ability to complete acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or other transactions on acceptable terms, or at all; the impact of economic, public health and political conditions on the companies in which the Company holds equity stakes; the Company’s ability to utilize or assert its intellectual property rights, the impact of natural disasters and other catastrophic events, whether natural, man-made, or otherwise (such as the outbreak of any highly infectious or contagious diseases, or armed conflict); and the adequacy of the Company’s insurance. Given the risks and uncertainties, readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Many of the risks listed above have been, and may further be, exacerbated by the impact of economic, public health (such as a resurgence of the COVID-19 pandemic) and political conditions (such as the military conflict in Ukraine) that impact consumer confidence and spending, particularly in the cinema, entertainment, and other industries in which the Company and the companies in which the Company holds an equity stake operate, and the worsening economic environment. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except where required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

On November 3, 2023, we entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full-service provider of technical services and solutions to national cinema chains. The operations of ICS were rolled into STS.

We plan to grow market share and organic revenue and improve operating results, with the intent of expanding the ultimate valuation of the business. In addition, we may acquire other businesses, which may be within or outside of our existing markets.

As of December 31, 2023, the board of directors of Strong Global Entertainment approved the Company’s plan to exit its content business, including Strong Studios, Inc. (“Strong Studios”) and Unbounded Media Corporation (“Unbounded” and collectively with Strong Studios, the “Content Business”) and authorized management to proceed with such plan. The plan is expected to improve the Company’s focus on its core businesses, reduce general and administrative costs, and improve financial performance. As a result of the shutdown, we have presented the operating results of the Content Business as discontinued operations for all periods presented. See Note 3 for additional details.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Net revenues	$42,616	$38,953	$3,663	9.4%
Cost of revenues	32,039	29,491	2,548	8.6%
Gross profit	10,577	9,462	1,115	11.8%
Gross profit percentage	24.8%	24.3%
Selling and administrative expenses	9,967	7,088	2,879	40.6%
Income from operations	610	2,374	(1,764)	(74.3)%
Other income	2,817	416	2,401	577.2%
Income from continuing operations before income taxes	3,427	2,790	637	22.8%
Income tax expense	(477)	(535)	58	(10.8)%
Net income from continuing operations	$2,950	$2,255	$695	30.8%

Revenues

Revenue increased 9.4% to $42.6 million in 2023 from $39.0 million in 2022. The increase from the prior year was comprised of a $0.7 million increase in product revenue and a $3.0 million increase in service revenue.

The increase in revenue from products was almost entirely due to increased sales of projection screens, audio visual equipment and related products to the cinema industry. The increase in demand from our cinema customers is due to a combination of increase sales efforts, increased market share and are rebound in the rate of investment by exhibitors in upgrading their auditoriums, particularly the pace of laser projection upgrades. We expect the upgrades from xenon to laser to continue and to be a multi-year catalyst in the industry.

Our service revenues increased due to higher demand from cinema customers for installation services and field maintenance and monitoring services, which increased $1.6 million and $1.0 million, respectively, from the prior year, as well as incremental revenue from the ICS acquisition late in year. We have increased the scope of our offerings to better support our customers and to increase market share in cinema services, including cinema screen installation work performed for certain of our customers.

Gross Profit

Gross profit was $10.6 million or 24.8% of revenues in 2023 compared to $9.5 million or 24.3% in 2022.

Gross profit from product sales was $7.9 million or 25.7% of revenues in 2023 compared to $7.4 million or 24.5% of revenues in 2022. The increase in gross profit percentage from product sales resulted primarily from product mix as revenue from the sale of higher margin traditional cinema screens grew at a slightly faster rate than our lower margin digital equipment.

Gross profit from service revenue was $2.7 million or 22.6% of revenues in 2023 compared to $2.1 million or 23.5% of revenues in 2022. Gross profit from service work increased in line with the increase in service revenue. Gross profit margins declined slightly due to inefficiencies in the ramp and training of our installation and service teams during the year.

Income from Operations

Income from operations was $0.6 million in 2023 compared to $2.4 million during 2022. We recorded approximately $1.2 million of costs in connection with the completion of the IPO in May 2023 that did not meet the criteria for capitalization. In addition, administrative expenses increased during the current year due to the increased costs associated with operating as a publicly traded company following the IPO.

Other Financial Items

Total other income of $2.8 million during 2023 primarily consisted of a $2.5 million gain on an insurance policy and a $1.0 million gain from the acquisition of ICS, partially offset by $0.4 million of foreign currency transaction adjustments and $0.3 million of interest expense. Total other income of $0.4 million during 2022 included $0.5 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense.

Income tax expense was $0.5 million during each of 2023 and 2022. Our income tax expense primarily consisted of income tax on our foreign earnings.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from operating cash flows and credit facilities, as well as our initial public offering. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities. We ended 2023 with total cash and cash equivalents of $5.5 million compared to $3.6 million as of December 31, 2022.

In response to the COVID-19 pandemic and related closures of cinemas, theme parks and entertainment venues, we took decisive actions to conserve cash, reduce operating expenditures, delay capital expenditures, and manage working capital.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, for a description of our debt as of December 31, 2023.

Debt

Strong/MDI Installment Loans & Revolving Credit Facility

On June 7, 2021, Strong/MDI entered into a demand credit agreement (the “2021 Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended and restated the demand credit agreement dated as of September 5, 2017. The 2021 Credit Agreement consisted of a revolving line of credit for up to CDN$2.0 million subject to a borrowing base requirement, a 20-year installment loan for up to CDN$5.1 million and a 5-year installment loan for up to CDN$0.5 million. These borrowings were due on demand by the lender. In January 2023, Strong/MDI entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The borrowings under the revolving line of credit are due on demand by the lender and total $2.4 million, approximately $3.2 million CAD, as of December 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets transferred to a subsidiary in connection with transactions related to our initial public offering (the “IPO”).

On January 19, 2024, we entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS (collectively, the “Subsidiaries”), and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $3.5 million during 2023 compared to $1.7 million during 2022. Cash from operations increased due to an increase in earnings from continuing operations and improvements in working capital, including the collection of accounts receivable and customer deposits, which was partially offset by higher payments to our vendors and for other accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $0.4 million during 2023, which primarily consisted of $0.4 million of capital expenditures. Net cash used in investing activities from continuing operations during 2022 was $0.3 million, which consisted entirely of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $1.1 million during 2023, which primarily consisted of net proceeds of our IPO of $2.4 million and $2.4 million of net borrowings under the CIBC revolving line of credit, partially offset by $3.0 million transferred to FG Group Holdings prior to our IPO and Separation and $0.6 million of principal payments on debt and finance leases. Net cash used in financing activities from continuing operations was $0.4 million during 2022, consisting primarily of $0.4 million of principal payments on debt and finance leases.

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

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022

Net (loss) income	$(1,910)	$1,700
Net loss from discontinued operations	4,860	555
Net income from continuing operations	2,950	2,255
Interest expense, net	256	134
Income tax expense	477	535
Depreciation and amortization	596	697
EBITDA	4,279	3,621
Stock-based compensation expense	955	123
IPO related expenses	475	-
Gain on insurance proceeds	(2,485)	-
Gain on purchase of ICS, net of acquisition expenses	(1,012)	-
Foreign currency transaction loss (gain)	406	(528)
Severance and other	7	-
Adjusted EBITDA	$2,625	$3,216

Financial Instruments and Credit Risk Concentrations

Our top ten customers accounted for 48% of 2023 consolidated net revenues. Trade accounts receivable from these customers represented 49% of net consolidated receivables at December 31, 2023. One of our customers accounted for more than 10% of both our consolidated net revenues during 2023 and our net consolidated receivables as of December 31, 2023. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell products to a large number of customers in many different geographic regions. To minimize credit concentration risk, we perform ongoing credit evaluations of our customers’ financial condition or use letters of credit.

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net revenues or profitability. Historically, we have been able to offset any inflationary effects by either increasing prices or improving cost efficiencies. While inflation has been relatively low in recent years, it began to increase in the second half of 2021. Substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be offset by price increases and/or increased efficiencies.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of December 31, 2023 or December 31, 2022.

Cost Allocations

Our historical combined financial statements for periods prior to the IPO were prepared on a stand-alone basis in accordance with U.S. GAAP and are derived from FG Group Holdings’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations and include allocations of expenses from FG Group Holdings. FG Group Holdings, or Fundamental Global after February 29, 2024, continues to provide certain services to us, and costs associated with these functions have been allocated to us in such prior period financial statements. The allocations include costs related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, and other services. These costs were allocated on a basis of revenue, headcount or other measures we have determined as reasonable. Stock-based compensation includes expense attributable to our employees are also allocated from FG Group Holdings. These allocations are reflected within operating expenses in our consolidated statements of operations. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not necessarily be indicative of the actual expenses we would have incurred as an independent company during the periods prior to the IPO or of the additional costs we incur as a stand-alone company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-29, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the “Proposal One – Election of Directors,” “Information about our Executive Officers,” “Additional Information – Delinquent Section 16(a) Reports,” and “Board Committees – Audit Committee” sections of the definitive proxy statement, to be filed in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of the definitive proxy statement, to be filed in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	330,000	$3.11	502,265
Equity compensation plans not approved by security holders	-	-	-
Total	330,000	$3.11	502,265

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the definitive proxy statement, to be filed in connection with the 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the “Related Person Transactions” and “Corporate Governance – Board Independence” sections of the definitive proxy statement, to be filed in connection with the 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the “Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” section of the definitive proxy statement, to be filed in connection with the 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description

3.1	Notice of Articles of Registrant, dated April 5, 2022 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on April 7, 2022)

3.2	Articles of Registrant, dated April 5, 2022 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on April 7, 2022)

4.1*	Description of Registrant’s Securities

4.2	Specimen Class A Common Voting Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on April 7, 2022).

4.3	Form of Representative’s Warrants (included in Exhibit 1.1 to Underwriting Agreement dated May 15, 2023, by and among Strong Global Entertainment, Inc., FG Group Holdings Inc., FG Holdings Quebec Inc. (formerly Strong/MDI Screen Systems, Inc.) and ThinkEquity LLC.) (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on May 19, 2023)

4.4	Strong Global Entertainment, Inc. Warrant to Purchase Common Shares, dated May 26, 2023 (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed on June 29, 2023)

10.1†	Master Asset Purchase Agreement dated May 18, 2023, between FG Holdings Quebec Inc. (formerly Strong/MDI Screen Systems, Inc.) and Strong/MDI Screen Systems, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 19, 2023).

10.2†	Confirmatory of Ownership Assignment of Intellectual Property dated May 18, 2023, between FG Holdings Quebec Inc. (formerly Strong/MDI Screen Systems, Inc.) and Strong/MDI Screen Systems, Inc. (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 19, 2023)

10.3†	Asset Transfer Agreement dated May 18, 2023 between FG Group Holdings Inc. and Strong Technical Services, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 19, 2023)

10.4†	Patent Assignment dated May 18, 2023 between FG Group Holdings Inc. and Strong Technical Services, Inc. (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 19, 2023)

10.5†	Management Services Agreement dated May 18, 2023, by and between FG Group Holdings Inc. and Strong Global Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on May 19, 2023)

10.6	Lease Agreement dated May 18, 2023 by and between FG Holdings Quebec Inc. (formerly Strong/MDI Screen Systems, Inc.) and Strong/MDI Screen Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on May 19, 2023)

10.7+	Employment Agreement dated May 18, 2023, by and between Strong Technical Services, Inc. and Mark D. Roberson (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on May 19, 2023).

10.8+	Employment Agreement dated May 18, 2023, by and between Strong Technical Services, Inc. and Todd R. Major (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on May 19, 2023).

10.9+	Employment Agreement dated May 18, 2023, by and between Strong Technical Services, Inc. and Ray F. Boegner (incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on May 19, 2023).

10.10	Form of Indemnity Agreement, dated as of May 18, 2023, by and between Strong Global Entertainment, Inc. and each of Strong Global Entertainment, Inc.’s directors and officers (incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on May 19, 2023).

10.11+	Strong Global Entertainment, Inc. 2023 Share Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 25, 2023).

10.12	Purchase Agreement dated June 30, 2023 between Safehaven 2022, Inc. and Screen Media Ventures, LLC. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 14, 2023)

10.13	Second Amendment to Assignment and Attachment Agreement dated June 30, 2023 between Strong Studios, Inc. and Landmark Studio Group, LLC. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2023)

10.14	Safehaven 2022, Inc. Stock Purchase Agreement between Strong Studios, Inc. and Unbounded Services LLC. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on August 14, 2023)

10.15	Management Agreement between Strong Studios, Inc. and Ravenwood-Productions, LLC. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed on August 14, 2023)

10.16†^	Share Exchange Agreement by and among Strong Global Entertainment, Inc., Strong Technical Services, Inc., Unbounded Media Corporation, Unbounded Services LLC and Shareholders of Unbounded Media Corporation, dated September 12, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 13, 2023).

10.17^	Registration Rights Agreement by and among Strong Global Entertainment, Inc. and Shareholders of Unbounded Media Corporation, dated September 12, 2023 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 7, 2023).

10.18†	Asset Purchase Agreement by and among Strong Global Entertainment, Inc., Strong Technical Services, Inc., Innovative Cinema Solutions, LLC and Members of Innovative Cinema Solutions, LLC, dated November 3, 2023 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2023).

10.19†	Demand Credit Agreement by and between Strong Global Entertainment, Inc. and Canadian Imperial Bank of Commerce, dated January 19, 2024 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 23, 2024).

10.20	Amendment #2 to the Credit Agreement dated January 13, 2023 between FG Holdings Quebec Inc. and Canadian Imperial Bank of Commerce, dated January 19, 2024 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 23, 2024).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed on April 7, 2022)

21.1*	List of Subsidiaries

23.1*	Consent of Haskell & White LLP, an independent registered public accounting firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

97.1*	Clawback Policy

101.INS*	Inline XBRL INSTANCE DOCUMENT
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates management contract or compensatory plan.

† Exhibits and schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

^ Certain terms have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

Dated: March 29, 2024	By:	/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer

Dated: March 29, 2024	By:	/s/ Todd R. Major
Todd R. Major
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark D. Roberson	Chief Executive Officer and Director	March 29, 2024
Mark D. Roberson	(Principal Executive Officer)

/s/ Todd R. Major	Chief Financial Officer, Treasurer and Secretary	March 29, 2024
Todd R. Major	(Principal Financial and Accounting Officer)

/s/ D. Kyle Cerminara	Chairman of the Board	March 29, 2024
D. Kyle Cerminara

/s/ Richard E. Govignon Jr.	Director	March 29, 2024
Richard E. Govignon Jr.

/s/ John W. Struble	Director	March 29, 2024
John W. Struble

/s/ Marsha G. King	Director	March 29, 2024
Marsha G. King

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Strong Global Entertainment, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Strong Global Entertainment, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of Matters

As summarized in Note 1 to the consolidated financial statements, the Company became a standalone publicly traded company in May 2023 (the “Separation”). For periods after the Separation, the financial statements are prepared on a consolidated basis. Prior to the Separation, the Company operated as part of FG Group Holdings Inc. and not as a separate, publicly-traded company and the Company’s financial statements were combined, prepared on a stand-alone basis, and derived from FG Group Holdings Inc.’s consolidated financial statements and accounting records. Our opinion is not modified with respect to this matter.

As summarized in Note 3 to the consolidated financial statements, the board of directors of the Company approved the Company’s plan to exit its content business, including Strong Studios, Inc. and Unbounded Media Corporation (collectively, the “Content Business”) and authorized management to proceed with such plan. As a result, the Content Business has been presented as discontinued operations for all periods presented in the accompanying consolidated financial statements. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 29, 2024

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,470	$3,615
Accounts receivable, net	6,476	6,148
Inventories, net	4,079	3,389
Assets of discontinued operations	940	3,167
Other current assets	1,062	2,881
Total current assets	18,027	19,200
Property, plant and equipment, net	1,592	4,607
Operating lease right-of-use assets	4,793	237
Finance lease right-of-use asset	1,201	606
Goodwill	903	882
Other long-term assets	10	6
Total assets	$26,526	$25,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,544	$4,102
Accrued expenses	3,112	2,685
Payable to FG Group Holdings Inc. (Note 18)	129	1,861
Short-term debt	2,456	2,510
Current portion of long-term debt	270	36
Current portion of operating lease obligations	397	64
Current portion of finance lease obligations	253	105
Deferred revenue and customer deposits	1,318	1,769
Liabilities of discontinued operations	1,392	1,805
Total current liabilities	12,871	14,937
Operating lease obligations, net of current portion	4,460	234
Finance lease obligations, net of current portion	971	502
Long-term debt, net of current portion	301	126
Deferred income taxes	125	529
Other long-term liabilities	4	6
Total liabilities	18,732	16,334

Commitments, contingencies and concentrations (Note 17)

Equity:
Preferred stock; 150,000,000 shares authorized, none issued and outstanding as of December 31, 2023	-	-
Class A common stock, no par value; 150,000,000 shares authorized, 7,877,842 issued and outstanding as of December 31, 2023	-	-
Class B common stock; 100 shares authorized, 100 issued and outstanding as of December 31, 2023	-	-
Additional paid-in-capital	15,740	-
Accumulated deficit	(2,712)	-
Accumulated other comprehensive loss	(5,234)	(5,024)
Net parent investment	-	14,228
Total equity	7,794	9,204
Total liabilities and equity	$26,526	$25,538

See accompanying notes to consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2023	2022
Net product sales	$30,776	$30,119
Net service revenues	11,840	8,834
Total net revenues	42,616	38,953
Total cost of products	22,871	22,729
Total cost of services	9,168	6,762
Total cost of revenues	32,039	29,491
Gross profit	10,577	9,462
Selling and administrative expenses:
Selling	2,210	2,252
Administrative	7,757	4,836
Total selling and administrative expenses	9,967	7,088
Income from operations	610	2,374
Other income (expense):
Interest expense, net	(256)	(134)
Foreign currency transaction (loss) gain	(406)	528
Other income, net	3,479	22
Total other income (expense)	2,817	416
Income from continuing operations before income taxes	3,427	2,790
Income tax expense	(477)	(535)
Net income from continuing operations	2,950	2,255
Net loss from discontinued operations (Note 3)	(4,860)	(555)
Net (loss) income	$(1,910)	$1,700

Basic net (loss) income per share:
Continuing operations	$0.42	$0.37
Discontinued operations	(0.70)	(0.09)
Basic net (loss) income per share	$(0.28)	$0.28

Diluted net (loss) income per share:
Continuing operations	$0.42	$0.37
Discontinued operations	(0.69)	(0.09)
Diluted net (loss) income per share	$(0.27)	$0.28

Weighted-average shares used in computing net (loss) income per share:
Basic	6,922	6,000
Diluted	6,978	6,000

See accompanying notes to consolidated financial statements.

F-4

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2023	2022
Net (loss) income	$(1,910)	$1,700
Currency translation adjustment:
Unrealized net change arising during year	(210)	(1,396)
Total other comprehensive loss	(210)	(1,396)
Comprehensive (loss) income	$(2,120)	$304

See accompanying notes to consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2023 and 2022

(In thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2022	-	$-	$-	$-	$(5,024)	$14,228	$9,204
Cumulative effect of adoption of accounting principle (Note 2)	-	-	-	-	-	(24)	(24)
Net loss	-	-	-	(2,712)	-	802	(1,910)
Net other comprehensive loss	-	-	-	-	(210)	-	(210)
Stock-based compensation expense	-	-	903	-	-	52	955
Net transfer to parent	-	-	-	-	-	(3,045)	(3,045)
Reclassification of Net parent investment	6,000	-	12,013	-	-	(12,013)	-
Issuance of common stock and Landmark warrant, net of costs	1,000	-	1,553	-	-	-	1,553
Vesting of restricted stock	162	-	(116)	-	-	-	(116)
Issuance of common stock in connection with acquisition of Unbounded	600	-	1,194	-	-	-	1,194
Issuance of common stock in connection with acquisition of ICS (Note 5)	116	-	193	-	-	-	193
Balance at December 31, 2023	7,878	$-	$15,740	$(2,712)	$(5,234)	$-	$7,794

	Common Stock (Shares)	Common Stock ($)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total
Balance at December 31, 2021	-	$-	$-	$-	$(3,628)	$12,438	$8,810
Net income	-	-	-	-	-	1,700	1,700
Net other comprehensive income	-	-	-	-	(1,396)	-	(1,396)
Stock-based compensation expense	-	-	-	-	-	123	123
Net transfer to parent	-	-	-	-	-	(33)	(33)
Balance at December 31, 2022	-	$-	$-	$-	$(5,024)	$14,228	$9,204

See accompanying notes to consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$2,950	$2,255
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Recovery of doubtful accounts	(62)	(30)
(Benefit from) provision for obsolete inventory	(35)	49
Provision for warranty	347	299
Depreciation and amortization	596	697
Gain on acquisition of ICS assets (Note 5)	(1,012)	-
Amortization and accretion of operating leases	236	68
Deferred income taxes	(331)	(84)
Stock-based compensation expense	955	123
Changes in operating assets and liabilities:
Accounts receivable	2,150	(1,595)
Inventories	39	(309)
Current income taxes	315	500
Other assets	538	919
Accounts payable and accrued expenses	(2,158)	(373)
Deferred revenue and customer deposits	(797)	(758)
Operating lease obligations	(239)	(69)
Net cash provided by operating activities from continuing operations	3,492	1,692
Net cash used in operating activities from discontinued operations	(1,748)	(1,535)
Net cash provided by operating activities	1,744	157

Cash flows from investing activities:
Capital expenditures	(429)	(253)
Acquisition of ICS assets, net of cash acquired	58	-
Net cash used in investing activities from continuing operations	(371)	(253)
Net cash used in investing activities from discontinued operations	(503)	(459)
Net cash used in investing activities	(874)	(712)

Cash flows from financing activities:
Principal payments on short-term debt	(423)	(305)
Principal payments on long-term debt	(55)	(28)
Borrowings under credit facility	9,604	-
Repayments under credit facility	(7,179)	-
Payments on finance lease obligations	(145)	(28)
Proceeds from initial public offering	2,411	-
Payments of withholding taxes for net share settlement of equity awards	(116)	-
Net cash transferred to parent	(3,045)	(33)
Net cash provided by (used in) financing activities from continuing operations	1,052	(394)
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	1,052	(394)
Effect of exchange rate changes on cash and cash equivalents	(67)	70
Net increase in cash and cash equivalents from continuing operations	4,106	1,115
Net decrease in cash and cash equivalents from discontinued operations	(2,251)	(1,994)
Net increase (decrease) in cash and cash equivalents	1,855	(879)
Cash and cash equivalents at beginning of year	3,615	4,494
Cash and cash equivalents at end of year	$5,470	$3,615

Supplemental disclosure of cash paid for:
Interest	$259	$134
Income taxes	$413	$134

See accompanying notes to consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business Description and Basis of Presentation

Business Description

Strong Global Entertainment (“Strong Global Entertainment,” or the “Company”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is s a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world; Strong Technical Services, Inc. (“STS”) provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

On May 15, 2023, the Company completed an initial public offering (“IPO”) of 1,000,000 of its Class A Voting Common Shares without par value (“Common Shares”) at a price to the public of $4.00 per share. The IPO closed on May 18, 2023 and the Company completed its separation from FG Group Holdings, Inc (“FG Group Holdings”). Total net proceeds of approximately $1.3 million were raised from the IPO after deducting underwriting discounts and commissions and offering costs. Offering costs totaled approximately $2.2 million. Strong Global Entertainment’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.” Refer to Note 5 for additional details relating to the Company’s IPO and separation transactions.

As of December 31, 2023, the board of directors of Strong Global Entertainment approved the Company’s plan to exit its content business, including Strong Studios, Inc. (“Strong Studios”) and Unbounded Media Corporation (“Unbounded” and collectively with Strong Studios, the “Content Business”) and authorized management to proceed with such plan. The plan is expected to improve the Company’s focus on its core businesses, reduce general and administrative costs, and improve financial performance. See Note 3 for additional details of the shutdown of the Content Business.

On February 29, 2024, FG Financial Group, Inc. (“FG Financial”), and FG Group Holdings completed a merger transaction. Pursuant to the terms of the Merger Agreement FG Group Holdings became a wholly owned subsidiary of FG Financial. Following the Merger, FG Financial changed its name to Fundamental Global Inc (“Fundamental Global”). As a result of the Merger, the Company’s indirect controlling shareholder changed from FG Group Holdings to Fundamental Global.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report on Form 10-K are to, and amounts are presented in, U.S. dollars.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

Allocations for management costs and corporate support services provided to Strong Global Entertainment prior to the Separation totaled $0.3 million and $0.9 million for the year ended December 31, 2023 and December 31, 2022, respectively, all of which is included in general and administrative expenses. Following the Separation, Strong Global Entertainment operates as a stand-alone publicly traded company and the consolidated financial statements for the periods after the Separation reflect the Company’s actual administrative costs of operating as an independent entity. The management of Strong Global Entertainment believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses prior to the Separation, reasonably reflect the utilization of services provided, or the benefit received by, Strong Global Entertainment during the periods presented. Nevertheless, the combined financial statements may not be indicative of Strong Global Entertainment’s future performance, do not necessarily include all of the actual expenses that would have been incurred had Strong Global Entertainment been an independent entity during the historical periods and may not reflect the results of operations, financial position, and cash flows had Strong Global Entertainment been a stand-alone company during the periods presented.

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

2. Summary of Significant Accounting Policies

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2023 or December 31, 2022.

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

Digital equipment sales

The Company recognizes revenue on sales of digital equipment when the control of the equipment is transferred, which typically occurs at the time of shipment from the Company’s warehouse or drop-shipment from a third party. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. The Company typically records revenue for drop-shipment orders on a gross basis as the Company (i) is responsible for fulfilling the order, (ii) has inventory risk, (iii) would be the recipient of any returned items and (iv) has discretion over pricing. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

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

Extended warranty sales

The Company sells extended warranties to its customers. Typically, the Company is the primary obligor, and revenue is recognized on a gross basis ratably over the term of the extended warranty.

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of December 31, 2023, $0.6 million of the $5.5 million in cash and cash equivalents was in Canada, and the remaining $4.9 million was in the U.S.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for expected credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. The accounts receivable balances on the consolidated balance sheets are net of an allowance for expected credit losses of $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves on slow moving or obsolete inventory. The Company reviews its inventory on hand on an item-by-item basis for obsolete or slow moving inventory. The Company’s management considers various factors to estimate each item’s net realizable value including recent sales history, industry trends, customer demand, and technological developments. In instances where net realizable is deemed to be lower than cost, the Company decreases the value of that inventory to the estimated net realizable value.

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, the Company normally obtains the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Intangible Assets

The Company’s intangible assets consist primarily of costs incurred to develop or obtain software, as well as costs incurred for upgrades and enhancements resulting in new or enhanced functionality. The Company evaluates its intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. Significant judgments and assumptions are required in the impairment evaluations and in estimating useful lives.

Goodwill

Goodwill is not amortized and is tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. The annual impairment test is performed as of December 31 each year. Significant judgment is involved in determining if an indicator of impairment has occurred. The Company may consider indicators such as deterioration in general economic conditions, adverse changes in the markets in which the reporting unit operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

The Company may first review for goodwill impairment by assessing qualitative factors to determine whether any impairment may exist. For a reporting unit in which the Company concludes, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to skip the optional qualitative assessment), the Company is required to perform a quantitative impairment test, which includes measuring the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.

Goodwill was recorded in connection with the acquisition of Peintures Elite, Inc. in 2013. A qualitative assessment was performed as of December 31, 2023 and it was determined that no events had occurred that would indicate an impairment was more likely than not.

Property, Plant and Equipment

Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, the lesser of the lease term or the estimated useful life for leasehold improvements, three to ten years for machinery and equipment, seven years for furniture and fixtures and three years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of property, plant and equipment is based on management’s estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value.

The Company incurs maintenance costs on all of its major equipment. Repair and maintenance costs are expensed as incurred.

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

Other Taxes

Sales taxes assessed by governmental authorities, including sales, use and excise taxes, are recorded on a net basis. Such taxes are excluded from revenues and are shown as a liability on the balance sheet until remitted to the appropriate taxing authorities.

Research and Development

Research and development related costs are charged to operations in the period incurred. Such costs amounted to $0.3 million for each of the years ended December 31, 2023 and 2022 and are included within administrative expenses on the consolidated statements of operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, and are included within selling expenses on the consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the periods prior to the completion of the IPO is based on the number of shares of the Company’s common stock outstanding on May 15, 2023, the effective date of the registration statement relating to the IPO. On that date, the Company issued 5,999,999 shares of its common stock to the Company’s sole stockholder of record, FG Holdings Quebec, Inc. (“FG Holdings Quebec”) (after which FG Holdings Quebec held 6,000,000 shares of common stock, which represented all of the then issued and outstanding common stock). The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	6,922	6,000
Dilutive effect of stock options and certain non-vested restricted stock units	56	-
Diluted weighted average shares outstanding	6,978	6,000

Options to purchase 156,000 shares of common stock were outstanding as of December 31, 2023 but were not included in the computation of diluted loss per share as the exercise price of such options was greater than the average market price of the common shares for the respective periods.

Stock Compensation Plans

Prior to the Separation, the Company’s employees participated in FG Group Holdings’ stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to FG Group Holdings’ employees. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of FG Group Holdings’ common stock on the date of grant.

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. The Company estimates the fair value of restricted stock awards based upon the closing market price of the underlying Common Shares on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in 2023 and 2022.

Fair Value of Financial and Derivative Instruments

Assets and liabilities measured at fair value are categorized into a fair value hierarchy based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 —	inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

●	Level 2 —	inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

●	Level 3 —	inputs to the valuation techniques are unobservable for the assets or liabilities

The following tables present the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2023 and 2022.

Fair values measured on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,470	$-	$-	$5,470
Total	$5,470	$-	$-	$5,470

Fair values measured on a recurring basis at December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,615	$-	$-	$3,615
Total	$3,615	$-	$-	$3,615

The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, and short-term debt reported in the consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).

Foreign Currency Translation

For Strong/MDI, the environment in which the business conducts operations is considered the functional currency, generally the local currency, which is the Canadian dollar. The assets and liabilities of Strong/MDI are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of Strong/MDI are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive income. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income as incurred. If the Company disposes of its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income would be recognized as part of the gain or loss on disposition.

Warranty Reserves

In most instances, digital products sold to customers are covered by the manufacturing firm’s warranty; however, for certain customers, the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the years ended December 31 (in thousands):

	2023	2022
Warranty accrual at beginning of year	$309	$136
Charged to expense	347	299
Claims, net of recoveries	(192)	(117)
Foreign currency adjustment	11	(9)
Warranty accrual at end of year	$475	$309

Contingencies

The Company accrues for contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates, resulting in an impact, positive or negative, on earnings.

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

3. Discontinued Operations

In March 2022, Strong Studios acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and was assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development. During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the in-process projects acquired from Landmark.

In September 2023, the Company acquired all of the outstanding capital stock of Unbounded, an independent media and creative production company. In connection with the acquisition of Unbounded, the Company issued 0.6 million Class A Voting Common Shares. Unbounded developed, created and produced film, advertising, and branded content for a broad range of clients. The Company expected Unbounded, in partnership with Strong Studios, would also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which included feature films employing Strong Studios’ long form production expertise and industry network.

As of December 31, 2023, the board of directors of Strong Global Entertainment approved the Company’s plan to exit its content business, including Strong Studios and Unbounded and authorized management to proceed with such plan. The plan is expected to improve the Company’s focus on its core businesses, reduce general and administrative costs, and improve financial performance. The Company may receive proceeds from the disposition of certain parts of the business and could recover development costs incurred in certain of the Strong Studios projects in the future; however, any recovery is highly speculative, and management is not able to estimate the amount, timing or likelihood of recoveries. These estimates may change based on the ultimate disposition of the operations and potential recoveries.

The Company evaluated the classification of the content business as a discontinued operation as of December 31, 2023. The content business included employees and operations that were dedicated solely to that portion of the overall business. In addition, the Company’s accounting system and bank accounts were set up in a manner that allowed for the cash flows to be clearly distinguished from the rest of the entity. The Company determined its content business is a component of an entity and represented a discontinued operation effective December 31, 2023. As noted above, management began implementing the exit plan in late December 2023. All employees of the content business were notified of the Company’s plans to exit the business in December and management immediately began working to implement the exit plan.

In connection with the plan to exit the content business, the Company shut down the acquired Unbounded operations effective December 31, 2023.

The Company also entered into a letter of intent during December 2023 and executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations. As a result, the Company has classified the assets and liabilities to reflected as discontinued operations as of December 31, 2023.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its investments in the underlying projects in the future if they projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and the Company is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0, which resulted in a loss on disposal of $0.6 million.

As a result of the shutdown of Unbounded and the sale of the majority of the operations of Strong Studios, the Company recorded a loss on disposal of $2.3 million during 2023.

The Safehaven series, a fully complete and readily marketable project under Strong Studios, was not transferred as part of the sale. The Safehaven series was completed in mid-2023, and the Company and the other investors in the series began marketing the project for sale during the second half of 2023. Currently, the parties are involved in a dispute relating to the financial management of the project. The Company is working to resolve the dispute and management’s intent is to fully exit the project in early 2024. As a result of the ongoing dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities has been adjusted to $0. The write down of the Safehaven film and TV programming rights intangible asset was recorded within cost of revenues.

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net	$27	$-
Other current assets	7	1,666
Film & TV programming rights	906	1,501
Total assets of discontinued operations	$940	$3,167

Accounts payable and accrued expenses	$1,321	$1,805
Long-term debt, net of current portion	71	-
Total liabilities of discontinued operations	$1,392	$1,805

The major line items constituting the net loss from discontinued operations are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Net revenues	$6,385	$914
Cost of revenues	7,772	830
Gross profit	(1,387)	84
Selling and administrative expenses	1,203	639
Loss on disposal of assets	2,268	-
Loss from operations	(4,858)	(555)
Other expense	(2)	-
Loss from discontinued operations	(4,860)	(555)
Income tax expense	-	-
Net loss from discontinued operations	$(4,860)	$(555)

4. The Separation and Initial Public Offering

On May 15, 2023, the Company completed an IPO of 1,000,000 of its Class A Voting Common Shares at a price to the public of $4.00 per share. The IPO closed on May 18, 2023 and the Company completed its separation from FG Group Holdings. Total net proceeds of approximately $1.3 million were raised from the IPO after deducting underwriting discounts and commissions and offering costs. Offering costs totaled approximately $2.2 million. The Company’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

Also on May 15, 2023, the Company issued 100 shares of its Class B Shares to FG Group Holdings. Holders of the Class B Shares are entitled to (i) elect or appoint at least fifty percent (50%) of the total number of the Company’s directors (each a “Class B Director”), (ii) remove any Class B Director, and (iii) elect or appoint a director to fill any vacancy left by a Class B Director. No holder of any class or series of shares, other than Class B Shares, are entitled to nominate, elect, remove, or propose to remove, a Class B Director. Holders of our Class B Shares are not entitled to vote on any other matter (other than as provided by law), are not entitled to dividends, are subject to transfer restrictions, and are redeemable and retractable at the price of $1.00 per Class B Share upon certain conditions being met. The Company has an obligation to redeem all of the Class B Shares held by a holder of Class B Shares, upon receipt of notice that such holder has ceased to hold, directly or indirectly, at least thirty percent (30%) of the Company’s issued and outstanding Common Shares. Pursuant to a “lock-up” agreement, FG Group Holdings has agreed, for a period of twelve (12) months from the date of the Company’s IPO, subject to limited exceptions, without the prior written consent of the underwriter of the Company’s IPO, that they will not offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of the Company’s our securities. As a result, FG Group Holdings is unable to redeem any of its Class B Shares until at least one year after the Company’s IPO.

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

5. Acquisition of the Assets of Innovative Cinema Solutions

On November 3, 2023, the Company entered into an asset purchase agreement with Innovative Cinema Solutions, LLC (“ICS”), a full-service provider of technical services and solutions to national cinema chains. The operations of ICS are being integrated into the existing operations of STS. The purchase price included $0.2 million in cash, $0.2 million worth of Common Shares, and the issuance of a $0.5 million promissory note by STS.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as part of the acquisition of ICS (in thousands):

Cash	$160
Accounts receivable	2,435
Inventory	638
Property, plant and equipment	7
Operating lease right-of-use asset	183
Other current assets	12
Total identifiable assets acquired	3,435

Accounts payable and accrued expenses	1,337
Promissory note	465
Operating lease obligation	183
Total liabilities assumed	1,985

Net assets acquired	$1,450

The value of the net assets acquired exceeded the purchase price by approximately $1.0 million. As a result, the Company recorded a gain on the bargain purchase during the year ended December 31, 2023, which is recorded within other income, net on the consolidated statement of operations.

As stated in ASC 805, Business Combinations, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree. The measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date. The Company is in the process of finalizing the acquisition purchase price and valuations of certain intangible assets; thus, the provisional measurements of intangible assets are subject to change.

Pro forma results of operations for this acquisition have not been presented because the effects on net revenues and net (loss) income were not material to the Company’s historical consolidated financial statements.

6. Revenue

The following tables disaggregate the Company’s revenue by major source for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Screen system sales	$14,925	$13,923
Digital equipment sales	12,937	13,245
Extended warranty sales	182	347
Other product sales	2,732	2,604
Total product sales	30,776	30,119
Field maintenance and monitoring services	7,808	6,797
Installation services	3,508	1,889
Other service revenues	524	148
Total service revenues	11,840	8,834
Total net revenues	$42,616	$38,953

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Point in time	$36,441	$33,599
Over time	6,175	5,354
Total revenues	$42,616	$38,953

At December 31, 2023, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.7 million. The Company expects to recognize $0.7 million of unearned revenue amounts during 2024 and immaterial amounts during 2025-2026. The amount expected to be recorded during 2024 includes $0.2 million related to long-term projects that the Company’s uses the percentage-of- completion method to recognize revenue.

The following tables summarize the Company’s revenue by geographic area for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
United States	$36,111	$33,585
Canada	1,192	1,622
China	22	327
Mexico	145	20
Latin America	593	592
Europe	1,449	1,076
Asia (excluding China)	2,265	809
Other	839	922
Total	$42,616	$38,953

7. Inventories

	December 31, 2023	December 31, 2022
Raw materials and components	$2,021	$1,826
Work in process	443	279
Finished goods	1,615	1,284
Total Inventories	$4,079	$3,389

The inventory balances are net of reserves of approximately $0.4 million and $0.5 million as of December 31, 2023 and December 31, 2022, respectively. The inventory reserves primarily related to the Company’s finished goods inventory.

The following table details a roll-forward of the inventory reserve during 2023 (in thousands):

Inventory reserve balance at December 31, 2022	$486
Inventory write-offs during 2023	(67)
Benefit from inventory reserve during 2023	(35)
Inventory reserve balance at December 31, 2023	$384

8. Other Current Assets

Other current assets include the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$451	$417
Costs incurred in connection with initial public offering	-	1,920
Unbilled accounts receivable	552	337
Other	59	207
Total Other current assets	$1,062	$2,881

9. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$-	$48
Buildings and improvements	433	6,752
Machinery and other equipment	5,158	4,778
Office furniture and fixtures	830	675
Construction in progress	-	12
Total property, plant and equipment, cost	6,421	12,265
Less: accumulated depreciation	(4,829)	(7,658)
Property, plant and equipment, net	$1,592	$4,607

Depreciation expense approximated $0.4 million and $0.6 million during the years ended December 31, 2023 and December 31, 2022, respectively.

10. Goodwill

The following represents a summary of changes in the Company’s carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$882
Foreign currency translation adjustment	21
Balance as of December 31, 2023	$903

11. Accrued Expenses

The major components of current accrued expenses are as follows (in thousands):

	December 31, 2023	December 31, 2022
Employee-related	$1,425	$1,243
Warranty obligation	475	309
Interest and taxes	546	294
Legal and professional fees	381	462
Other	285	377
Total Accrued expenses	$3,112	$2,685

12. Income Taxes

Income from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2023	2022
United States	$1,722	$1,015
Foreign	1,705	1,775
Total income from continuing operations	$3,427	$2,790

Income tax expense from continuing operations consists of (in thousands):

	Years Ended December 31,
	2023	2022
Federal:
Current	$115	$-
Deferred	-	-
Total	-	-
State:
Current	37	2
Deferred	-	-
Total	-	2
Foreign:
Current	580	639
Deferred	(255)	(106)
Total	325	533
Total income tax expense from continuing operations	$477	$535

Income tax expense from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income as follows (in thousands):

	Years Ended December 31,
	2023	2022
Expected federal income tax provision	$766	$586
State income taxes, net of federal benefit	(7)	41
Foreign tax rate differential	157	99
Change in state tax rate	51	(136)
Change in valuation allowance	(328)	(211)
Permanent items	23	155
Return to provision	37	5
Other	(222)	(4)
Total income tax expense from continuing operations	$477	$535

Deferred tax assets and liabilities of continuing operations were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Deferred revenue	$156	$118
Compensation-related accruals	191	118
Inventory reserves	102	139
Warranty reserves	115	82
Uncollectible receivable reserves	16	50
Net operating losses	316	594
Depreciation and amortization	1,863	-
Other	111	80
Total deferred tax assets	2,870	1,181
Valuation allowance	(2,607)	(1,084)
Net deferred tax assets after valuation allowance	263	97
Deferred tax liabilities:
Depreciation and amortization	(388)	(626)
Total deferred tax liabilities	(388)	(626)
Net deferred tax liability	$(125)	$(529)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of negative evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of continuing operations of $2.6 million and $1.1 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2023 and 2022, respectively. The overall change in valuation allowance was $1.6 million.

As a result of the Tax Cuts and Jobs Act of 2017, all Federal net operating losses that are generated beginning January 1, 2018 and beyond will carryforward indefinitely.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (defined under 382 of the Code and applicable Treasury Regulations a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future income. The Company has determined that the utilization of the Unbounded Media Corporation’s acquired net operating losses is subject to limitation under Section 382.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act CARES Act (the “CARES Act”), was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2020 through 2022. In most cases, the Company has examinations open for foreign, state, or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, are classified as a component of income tax expense in the consolidated statements of income and were not material for the years ended December 31, 2023 and 2022. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2023 and 2022.

13. Debt

The Company’s short-term and long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Short-term debt:
Strong/MDI 20-year installment loan	$-	$2,289
Strong/MDI 5-year equipment loan	-	221
Strong/MDI revolving credit facility	2,438	-
Insurance financing	18	-
Total short-term debt	$2,456	$2,510
Long-term debt:
Tenant improvement loan	$126	$162
ICS promissory note	445	-
Total long-term debt	571	162
Less: current portion	(270)	(36)
Long-term debt, net of current portion	$301	$126

Strong/MDI Credit Agreement

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

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. In connection with the IPO, the 20-year installment note did not transfer to the Company. Strong/MDI was in compliance with its debt covenants as of December 31, 2023. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO. As of December 31, 2023, there was CAD$3.2 million, or approximately $2.4 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%.

On January 19, 2024, the Company entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS (collectively, the “Subsidiaries”), and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims.

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

ICS Promissory Note

As discussed in Note 5, STS issued a $0.5 million promissory note in connection with the acquisition of ICS. The promissory note will be repaid in monthly installments through November 2025 and bears fixed interest of 5%.

Insurance Financing

The Company maintains certain commercial insurance policies, including management liability and other policies customarily held by publicly traded companies. The Company elected to finance a portion of the annual premium, which will be repaid in monthly installments through January 2024. The finance agreement bears fixed interest of approximately 10%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at December 31, 2023, are as follows (in thousands):

2024	$270
2025	253
2026	41
2027	7
2028	-
Thereafter	-
Total	$571

14. Compensation and Benefit Plans

Retirement Plan

Eligible employees of the Company in the United States participate in a defined contribution 401(k) plan (the “401(k) Plan”) sponsored by FG Group Holdings. Pursuant to the provisions of the 401(k) Plan, employees may defer up to 100% of their compensation subject to the IRS annual limits. FG Group Holdings matches 50% of the amount deferred up to 6% of their compensation. The contributions made to the 401(k) Plan by FG Group Holdings were approximately $0.2 million during each of the years ended December 31, 2023 and 2022. The employees of the Company continue to participate in FG Group Holdings’ plans after the separation from FG Group Holdings.

15. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2038. See Note 18 for additional details related to the lease for the Company’s manufacturing facility in Quebec, Canada.

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

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Year Ended
	December 31, 2023	December 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$168	$30
Interest on lease liabilities	90	9
Operating lease cost	372	96
Short-term lease cost	71	53
Net lease cost	$701	$188

Other information	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$90	$9
Operating cash flows from operating leases	$238	$78
Financing cash flows from finance leases	$145	$30
Right-of-use assets obtained in exchange for new finance lease liabilities	$762	$635
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,759	$-

As of December 31, 2023
Weighted-average remaining lease term - finance leases (years)	1.3
Weighted-average remaining lease term - operating leases (years)	13.4
Weighted-average discount rate - finance leases	5.2%
Weighted-average discount rate - operating leases	5.1%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$616	$352
2025	546	600
2026	496	465
2027	429	-
2028	419	-
Thereafter	4,247	-
Total lease payments	6,753	1,417
Less: Amount representing interest	(1,896)	(193)
Present value of lease payments	4,857	1,224
Less: Current maturities	(397)	(253)
Lease obligations, net of current portion	$4,460	$971

16. Stock Based Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $1.01 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.

The Company’s 2023 Share Compensation Plan (the “Plan”) was approved by the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock- based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. As of December 31, 2023, approximately 0.5 million shares were available for issuance under the Plan.

Stock Options

The Company granted a total of 156,000 options during 2023, all of which were granted on June 5, 2023. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of the grant. The weighted average grant date fair value of stock options granted on June 5, 2023 was $1.86. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

Expected dividend yield at date of grant	0.00%
Risk-free interest rate	3.82%
Expected stock price volatility	68.7%
Expected life of options (in years)	5.0

The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	-	$-	-	$-
Granted	156,000	3.11
Exercised	-
Forfeited	-
Expired	-
Outstanding at December 31, 2023	156,000	$3.11	9.4	$-
Exercisable at December 31, 2023	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of December 31, 2023, 156,000 stock option awards were non-vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 4.4 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	-	$-
Restricted stock units granted	369,000	3.77
Restricted stock units vested	(195,000)	3.99
Restricted stock units forfeited	-
Non-vested at December 31, 2023	174,000	$3.52

As of December 31, 2023, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

17. Commitments, Contingencies and Concentrations

Concentrations

The Company’s top ten customers accounted for approximately 48% and 52% of 2023 and 2022 consolidated net revenues. Trade accounts receivable from these customers represented approximately 49% and 69% of net consolidated receivables at December 31, 2023 and December 31, 2022, respectively. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during 2023 and the Company’s net consolidated receivables as of December 31, 2023. None of the Company’s customers accounted for more than 10% of both its consolidated net revenues during 2022 and the Company’s net consolidated receivables as of December 31, 2022. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

FG Group Holdings is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Group Holdings. In FG Group Holdings’ experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Group Holdings has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the FG Group Holdings Asset Purchase Agreement, the Company agreed to indemnify FG Group Holdings for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify FG Group Holdings for all expenses (including legal fees) related to the defense of such claims. As of December 31, 2023, the Company has a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents the Company’s estimate of its potential losses related to the settlement of open cases. When appropriate, FG Group Holdings may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Gain on Insurance

The Company has carried key man life insurance covering one of its employees for several years. The covered employee passed away during the third quarter of 2023. The company completed and filed a $2.5 million claim with the insurance company in October 2023. The claim was accepted and fully paid during the fourth quarter of 2023. The gain from the key man life insurance policy was recorded within other income, net on the consolidated statement of operations.

18. Related Party Transactions

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

The Company manufactures its screens in an approximately 80,000 square-foot facility near Montreal, Quebec, Canada, which is owned by FG Holdings Quebec. The Company and FG Holdings Quebec have entered into a long-term lease agreement covering the Company’s continued use of the facility.

Allocation of Corporate Expenses

The operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the consolidated financial statements of FG Group Holdings enabling identification of directly attributable transactional information, functional departments and headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from FG Group Holdings. The allocated costs for corporate functions included, but were not limited to, executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

The combined statements of income of the Company reflect allocations of general corporate expenses from FG Group Holdings including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on a basis of revenue, headcount, or other measures the Company has determined as reasonable. These allocations are primarily reflected within operating expenses in the consolidated statements of income. The amount of these allocations from FG Group Holdings for each of the years ended December 31, 2023 and December 31, 2022 was $0.3 million and $0.9 million, respectively, all of which related to general and administrative expenses. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, the Company during the periods presented.

Costs Incurred in Connection with Initial Public Offering

Prior to the Separation, the Company incurred $1.0 million of costs in connection with the IPO which were paid by FG Group Holdings. During 2022, it was determined the Company will reimburse FG Group Holdings following the completion of the IPO. The Company reimbursed FG Group Holdings for the costs incurred in connection with the IPO during the fourth quarter of 2023.

Working Capital Advance to Safehaven 2022

Safehaven 2022 has received working capital advances of $0.7 million, of which $0.6 million was funded by FG Group Holdings. The Company reimbursed FG Group Holdings for the working capital advances during the fourth quarter of 2023.

Landmark Transaction

As discussed in Note 3, Strong Studios acquired, from Landmark, the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million of which $0.6 million of which was paid by FG Group Holdings. The Company reimbursed FG Group Holdings $0.3 million during each of the third and fourth quarter of 2023.

