Form 10-K/A
period 2023-12-31
Strong Global Entertainment, Inc.
filed 2024-04-29
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of April 25, 2024, there were 7,877,842 Class A Common Voting Shares, without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Audit Firm Id	Auditor Name:	Auditor Location:
200	HASKELL & WHITE LLP	Irvine, California

EXPLANATORY NOTE

Strong Global Entertainment, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “Strong Global Entertainment,” the “Company,” “we,” “our,” and “us” and similar terms refer to Strong Global Entertainment, Inc.

STRONG GLOBAL ENTERTAINMENT, INC.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages, and titles of our executive officers and members of our Board of Directors.

Name	Age	Position
Mark D. Roberson	59	Chief Executive Officer and Director
Todd R. Major	51	Chief Financial Officer, Secretary and Treasurer
D. Kyle Cerminara	46	Director and Chairman
Richard E. Govignon Jr.	47	Director
John W. Struble	47	Director
Marsha G. King	56	Director

The following is a summary of the biographical information about our officers and directors.

Mark D. Roberson, has been our Chief Executive Officer and a member of our Board of Directors since our inception in November 2021. He has also served as Fundamental Global, Inc.’s (“Fundamental Global”) Chief Financial Officer since February 2024, FG Group Holdings’ Chief Executive Officer since April 2020 and FG Group Holdings’ Executive Vice President, Chief Financial Officer and Treasurer from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm from May 2016 to September 2022, where he chaired the audit committee and was a member of the compensation committee, which be previously chaired. We believe Mr. Roberson is qualified to serve on our Board of Directors because of his extensive experience at FG Group Holdings, as well as his familiarity with the Company as an operating segment of FG Group Holdings, and his operational expertise.

Todd R. Major, has been our Chief Financial Officer since our inception in November 2021. He has served as our Secretary and Treasurer since June 2022. He was a member of our Board of Directors from November 2021 to January 2022. Mr. Major previously served as FG Group Holdings’ Chief Financial Officer, Secretary and Treasurer from April 2020 to February 2024 and Senior Vice President, Finance from April 2019 to April 2020, as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc., a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.

D. Kyle Cerminara, has been our Chairman since March 2022. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global (FG) in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including Fundamental Global, Inc. (NASDAQ: FGF) (formerly known as FG Financial Group, Inc. and as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management company, since December 2016, and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Mr. Cerminara has served as the Chairman and President since the founding of FG Communities, Inc. in July 2022. FG Communities is a corporation created to preserve and improve affordable housing through ownership and management of manufactured housing communities. Mr. Cerminara is the chairperson of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector. In addition, from February 2022 to August 2023, Mr. Cerminara served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, which merged with iCoreConnect, Inc. (NASDAQ: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services. Mr. Cerminara has served as the Chairman of FG Merger II Corp. since October 2023 and as the Chairman of FG Merger III Corp. since November 2023. FG Merger II Corp. and FG Merger III Corp. are each a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Mr. Cerminara served as a director of FG Group Holdings, Inc., a holding company with diverse business activities focused on serving the entertainment and retail markets that merged with Fundamental Global, Inc. in February 2024, from February 2015 until February 2024; he served as its Chairman from May 2015 until February 2024; and he previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara was appointed Chairman of Fundamental Global, Inc. in May 2018 and served as its Principal Executive Officer from March 2020 to June 2020, and has served as its Chief Executive Office since its merger with FG Group Holdings, Inc. in February 2024. Mr. Cerminara served as a Director of BK Technologies Corporation from July 2015 through December 2023, and served as its Chairman from July 2022 through December 2023 and previously from March 2017 until April 2020. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

We believe Mr. Cerminara is qualified to serve as our Chairman because of his extensive experience at FG as well as his familiarity with the Company as an operating segment of FG Group Holdings, Inc. (prior to its merger with Fundamental Global, Inc.) and his operational expertise.

Dr. Richard E. Govignon, Jr has been a member of our Board of Directors since January 2022. Dr. Govignon has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director/trustee in the U.S. and Canada with broad exposure to numerous industries. Dr. Govignon has served as a director of the board of Fundamental Global Inc. (formerly FG Financial, Inc.) (Nasdaq: FGF), a reinsurance and asset management holding company focused on collateralized and loss-capped reinsurance and merchant banking since December 2021. Dr. Govignon also serves as a member of the board of directors of FG Acquisition Corp (TSX: FGAA.U), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia since April 2022. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products since June 2021. Since October 2023, Dr. Govignon has served as a member of the board of directors of FG Merger II Corp., a special-purpose acquisition company in the process of completing its initial public offering. Since November 2023, Dr. Govignon has served as a member of the board of directors of FG Merger III Corp., a special-purpose acquisition company in the process of completing its initial public offering. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP), a public company focused on forest product investments, from January 2019 to December 2021. Dr. Govignon also served as a trustee of the StrongVest ETF Trust (US: CWAI), which invested in a diversified portfolio of corporate bonds with varying maturities and equity securities from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with ShopRite Pharmacy since 2022 and previously with CVS Health Corporation (2022-2019 and from 2013-2017), with Acme Markets Inc. (2017-2019) and Rite Aid Corporation (2001-2013). Dr. Govignon received a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. We believe Dr. Govignon’s managerial experience and his experience in investing and financial analysis make him qualified to serve on our Board of Directors.

John W. Struble has been a member of our Board of Directors since January 2022. Mr. Struble currently serves as the Chief Financial Officer of Artisanal Brewing Ventures (“ABV”), a private equity owned company based in Charlotte, NC. ABV is an umbrella company of like-minded craft beverage companies including Southern Tier Brewing, Southern Tier Distilling, Victory Brewing, Bold Rock Cider and Sixpoint Brewing. From March 2020 to November 2020, Mr. Struble worked at Fundamental Global Management, LLC, an affiliate of Fundamental Global, which provides services related to the day-to-day management of certain Fundamental Global’s portfolio companies and affiliates. Mr. Struble was appointed to the board of directors of BK Technologies Inc. (NYSE: BKTT) in March 2017 where he served as Chairman of the Board until December 2021. From December 2013 to March 2020, Mr. Struble served as Chief Financial Officer of Intra Pac International LLC, a specialty packaging manufacturing company owned by private equity investment firm Onex Corporation (TSX: ONEX), where he was responsible for the finance, information technology and human resources functions. From May 2010 to May 2012, he served as Corporate Controller (Operations) of Euramax International, Inc., where he was responsible for the accounting and finance functions for the North American operations. Euramax is a public company that produces aluminium, steel, vinyl and fiberglass products for original equipment manufacturers, distributors, contractors, and home centers in North America and Europe. Prior to that, he was a controller of Rock-Tenn Company, from December 2008 to February 2010. Mr. Struble is a Certified Public Accountant. He received an MBA from the University of Georgia and a B.S. in Business Administration from the State University of New York at Buffalo. We believe Mr. Struble is qualified to serve on our Board of Directors because of his previous board experience and his financial expertise.

Marsha G. King, PhD has been a member of our Board of Directors since January 2022. Dr. King has served as the President/Founder for Polaris Leadership Consulting since April 2021. Since April 2022, Dr. King has served as a director of Vend Tech International, Inc., a privately held vending machine company. Dr. King was also a director of Fundamental Global Inc. (formerly Financial Group, Inc.) (NASDAQ: FGF) where she was a member of the Compensation Committee from January 2019 until December 2021. Dr. King has also served as President/Owner for SkillPoint Consulting, Inc., where she consulted with executives to improve their overall business and leadership performance, from January 2007 to April 2021. Dr. King has also taught as an adjunct professor at Northwestern University, The George Washington University, The Pennsylvania State University, Johns Hopkins University, Georgetown University and the University at Buffalo. Prior to joining SkillPoint Consulting Inc., Dr. King worked at Capital One Financial Corporation from September 1999 to January 2007, where she served as director of leadership acceleration before being promoted to Managing Vice President, Human Resources in October 2002. Prior to that, Dr. King served as an executive coach at Development Dimensions International, Inc., a global human resource consulting firm, from August 1998 to September 1999. Dr. King received a Bachelor of Science in Business Administration from The Ohio State University and a Master of Education in Instructional Systems Design/Multimedia and Ph.D. in Organizational Development from The Pennsylvania State University. We believe Dr. King is qualified to serve on our Board of Directors based on her perspective and experience consulting and providing executive leadership.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Articles, as amended, provide that the total number of directors on our Board of Directors shall be fixed from time to time, by ordinary resolution of the Shareholders. Our board is composed of five directors. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office.

Audit Committee

Our Audit Committee of the Board of Directors (the “Audit Committee”) consists of Richard E. Govignon Jr., John W. Struble and Marsha G. King, each of whom is independent for purposes of serving on the Audit Committee under the SEC’s rules and NYSE American’s listing requirements. All Audit Committee members are financially literate. The Board of Directors has determined that John W. Struble is an “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act. John W. Struble serves as the Chairperson of the Audit Committee. We adopted an audit committee charter, detailing the principal functions of the Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, internal controls, and reporting practices of the Company, and perform such other duties as are directed by the Board of Directors. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee’s responsibilities include, among other things, reviewing policies and procedures regarding transactions, and reviewing and overseeing the transactions, between the Company and officers, directors and other related parties that are not a normal part of the Company’s business, and overseeing compliance with the Company’s code of business conduct and ethics (the “Code of Ethics”) and considering conflicts of interest. Annually and on a quarterly basis, the Audit Committee reviews and discuss matters separately with management of the Company and with the Company’s independent registered public accounting firm. The Audit Committee will provide a report in the annual proxy that includes the Audit Committee’s review and discussion of matters with management and the independent public accounting firm.

The Audit Committee also conducts periodic oversight of the Company’s risk management, including regularly reviewing the Company’s cybersecurity and other information technology risks, controls and procedures and the Company’s plans to mitigate cybersecurity risks and to respond to data breaches.

The Audit Committee is directly responsible for the appointment of the independent registered public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company and periodically reviews and evaluates such firm’s performance and independence from management. All audit and permitted non-audit services will be pre-approved by the Audit Committee. The Audit Committee may delegate the responsibility of approving proposed non-audit services that arise between Audit Committee meetings to the Audit Committee chairperson, provided that the decision to approve the services is presented for ratification at the next scheduled Audit Committee meeting. The Audit Committee meets with management and the independent registered public accounting firm to review and discuss earnings press releases and our policies with respect to release of financial information and earnings guidance to be provided to analysts and rating agencies.

Compensation Committee

Our compensation committee of the Board of Directors (the “Compensation Committee”) consists of Richard E. Govignon Jr., John W. Struble and Marsha G. King, each of whom is independent for purposes of serving on the Compensation Committee under the SEC’s rules and NYSE American’s listing requirements. Marsha G. King serves as the Chairperson of the Compensation Committee. We have adopted a Compensation Committee charter, detailing the principal functions of the Compensation Committee. The Compensation Committee is responsible for establishing policies with respect to the compensation of the Company’s officers and has overall responsibilities for approving and evaluating officer compensation plans, policies and programs of the Company. The Compensation Committee’s functions include, but are not limited to:

●	Determining the compensation of the Chief Executive Officer, and overseeing all other executive officers’ compensation, including salary and payments under the Company’s incentive compensation and equity-based plans;

●	Administering the Company’s stock compensation plans, including approving all individual grants and awards under these plans;

●	Reviewing compensation for non-employee directors and recommending changes to the Board of Directors;

●	Reviewing and discussing with management the compensation discussion and analysis to be included in our annual meeting proxy statement;

●	Reviewing and monitoring matters related to human capital management, including talent acquisition, development and retention, internal pay equity, diversity and inclusion, and corporate culture; and

●	Conducting an annual risk assessment to ensure that the Company’s executive compensation plans and programs do not promote the assumption of excessive risk and remain consistent with the approved overall compensation philosophy and strategy.

The Compensation Committee has the sole authority to retain and to terminate any compensation consultant, legal counsel or financial or other advisor to be used to assist in the performance of its duties and responsibilities, without consulting or obtaining the approval of senior management of the Company in advance, and has the sole authority to approve the compensation advisor’s fees and other retention terms. The Compensation Committee is responsible for annually reviewing an assessment of any potential conflict of interest raised by the work of a compensation consultant (and other compensation advisor, as required) that is involved in determining or recommending executive and/or director compensation. The Compensation Committee is permitted to delegate its authority to a subcommittee of its members. The Compensation Committee annually reviews and reassesses the adequacy of its charter and performance and recommends any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating and Corporate Governance Committee”) consists of Richard E. Govignon Jr., John W. Struble and Marsha G. King, each of whom is independent for purposes of serving on the Nominating and Corporate Governance Committee under the SEC’s rules and NYSE American’s listing requirements. Richard E. Govignon Jr. serves as the Chairperson of the Nominating and Corporate Governance Committee. We have adopted a Nominating and Corporate Governance Committee charter, detailing the principal functions of the Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee include, among other items, overseeing all aspects of the Company’s corporate governance functions, including compliance with significant legal, ethical and regulatory requirements. The Nominating and Corporate Governance Committee’s functions include, but not be limited to:

●	Overseeing the annual review of the effectiveness of the Board of Directors and its committees;

●	Administrating a director orientation program for all newly-elected or appointed members of the Board of Directors;

●	Recommending the assignment of directors to the various committees of the Board of Directors;

●	Evaluating emergent Environmental, Social, and Governance (“ESG”) related risks and the Company’s ESG goals, and reviewing and discussing with management strategies, activities, and policies regarding ESG-related matters and making recommendations to the Board;

●	Reviewing and assessing shareholder proposals submitted to the Company for inclusion in the Company’s proxy statement; and

●	Periodically reviewing the Company’s corporate governance policies and practices and recommending changes to the Board of Directors when appropriate in light of the Company’s position, developments in laws and regulations applicable to the Company, and corporate governance trends and practices.

The Nominating and Corporate Governance Committee also reports to, and assists, the Board of Directors in identifying individuals for membership on the Board of Directors and recommends to the Board of Directors the director nominees for the Company’s annual meeting of shareholders.

Indemnification of Directors and Officers

The corporate laws of British Columbia allow us to indemnify directors and officers and former directors and officers, and our corporate Articles, as amended, require us (subject to the provisions of the BCBCA noted below), to indemnify our directors, former directors, alternate directors and their heirs and legal personal representatives against all eligible penalties to which such person is or may be liable, and the Company must, after the final disposition of an eligible proceeding, pay the expenses actually and reasonably incurred by such person in respect of that proceeding. Each director and alternate director is deemed to have contracted with the Company on the terms of the indemnity contained in our Articles, as amended.

For the purposes of such an indemnification:

●	“eligible penalty” means a judgment, penalty or fine awarded or imposed in, or an amount paid in settlement of, an eligible proceeding; and
●	“eligible proceeding” means a legal proceeding or investigative action, whether current, threatened, pending or completed, in which a director, former director or alternative director of the Company (an “eligible person”) or any of the heirs and legal personal representatives of the eligible party, by reason of the eligible party being or having been a director or alternative director:

	○	is or may be joined as a party, or
	○	is or may be liable for or in respect of a judgment, penalty or fine in, or expenses related to, the proceeding.

In addition, under the BCBCA, the Company may pay, as they are incurred in advance of the final disposition of an eligible proceeding, the expenses actually and reasonably incurred by an eligible party in respect of that proceeding, provided that the Company first receives from the eligible party a written undertaking that, if it is ultimately determined that the payment of expenses is prohibited by the restrictions noted below, the eligible party will repay the amounts advanced.

Notwithstanding the provisions of the Company’s Articles, as amended, noted above, under the BCBCA the Company must not indemnify an eligible party or pay the expenses of an eligible party, if any of the following circumstances apply:

(1) if the indemnity or payment is made under an earlier agreement to indemnify or pay expenses and, at the time that the agreement to indemnify or pay expenses was made, the company was prohibited from giving the indemnity or paying the expenses by its memorandum or articles;

(2) if the indemnity or payment is made otherwise than under an earlier agreement to indemnify or pay expenses and, at the time that the indemnity or payment is made, the company is prohibited from giving the indemnity or paying the expenses by its memorandum or articles;

(3) if, in relation to the subject matter of the eligible proceeding, the eligible party did not act honestly and in good faith with a view to the best interests of the company or the associated corporation, as the case may be;

(4) in the case of an eligible proceeding other than a civil proceeding, if the eligible party did not have reasonable grounds for believing that the eligible party’s conduct in respect of which the proceeding was brought was lawful.

In addition, if an eligible proceeding is brought against an eligible party by or on behalf of the Company or by or on behalf of an associated corporation, the Company must not do either of the following:

(1) indemnify the eligible party under section 160(a) of the BCBCA in respect of the proceeding; or

(2) pay the expenses of the eligible party in respect of the proceeding.

Notwithstanding any of the foregoing, and whether or not payment of expenses or indemnification has been sought, authorized or declined under the BCBCA or the Articles of the Company, as amended, on the application of the Company or an eligible party, the Supreme Court of British Columbia may do one or more of the following:

(1) order a company to indemnify an eligible party against any liability incurred by the eligible party in respect of an eligible proceeding;

(2) order a company to pay some or all of the expenses incurred by an eligible party in respect of an eligible proceeding;

(3) order the enforcement of, or any payment under, an agreement of indemnification entered into by a company;

(4) order a company to pay some or all of the expenses actually and reasonably incurred by any person in obtaining an order under this section;

(5) make any other order the court considers appropriate.

We entered into indemnification agreements with each of our directors and officers. The indemnification agreements provide the directors and officers with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the Articles of the Company, as amended, and the BCBCA, subject to certain exceptions contained in those agreements.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our executive and senior financial officers. The full text of our Code of Ethics has been posted on the investor relations section of our website. We intend to disclose future amendments to our Code of Ethics, or any waivers of such code, on our website or in public filings.

Policy for Approval of Related Person Transaction

Our Code of Ethics that our Board of Directors adopted requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except in accordance with the approval process and guidelines included in the Code of Ethics. Under our Code of Ethics, a “conflict of interest” arises when an individual’s personal interest interferes or appears to interfere with our interests.

In addition, the Audit Committee of our Board of Directors adopted a charter, pursuant to which the audit committee reviews policies and procedures regarding transactions, and reviews and oversees the transactions, between us and officers, directors and other related parties that are not a normal part of our business. If the Board of Directors creates a special committee in connection with such a transaction or holds a meeting of the non-interested directors of the Board to approve such transaction, the Audit Committee will not be required to consider such transaction or assess conflicts of interest in connection with such transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The transactions described in the section “Certain Relationships and Related Transactions, and Director Independence—Relationship with FG Group Holdings” (collectively, the “FG Group Holdings Contemplated Transactions”) were entered into prior to the adoption of our related person transaction approval policy and therefore were not approved under the policy. In addition, (i) amendments, modifications, terminations, extensions, or exercises of discretion outside the ordinary course of business, with respect to the agreements constituting FG Group Holdings Contemplated Transactions, (ii) negotiation, execution, modification, termination or extension, or exercises of discretion outside the ordinary course of business, with respect to any new agreements with FG Group Holdings (“New Agreements”) and (iii) the assertion, handling or resolution of any disputes arising under the agreements related to the FG Group Holdings Contemplated Transactions or any New Agreements, in each case involving amounts that will or may be expected to exceed $120,000, will be reviewed and approved by our directors that are unaffiliated with FG Group Holdings. Any executive officer of the Company who is also an officer, director or employee of FG Group Holdings may participate in these activities provided that he or she does so solely on behalf of the Company and under the direction of, and subject to the approval of, our independent directors that are unaffiliated with FG Group Holdings. Any director of the Company who is also an officer, director or other affiliate of FG Group Holdings may participate in these activities provided that he or she does so solely on behalf of FG Group Holdings or its affiliates, as applicable, and provided that our independent directors have received advance notice of his or her participation.

Shareholder Nominees

There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports with the SEC.

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of our shares that no other reports were required, the Company believes that all parties complied during 2023 with the reporting requirements of Section 16(a) of the Exchange Act.

STATEMENT OF CORPORATE GOVERNANCE PRACTICES

NYSE American Corporate Governance

Our Class A Voting Common Shares without par value (“Common Shares”) are listed on the NYSE American. Section 110 of the NYSE American Company Guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. Currently, in respect to certain matters discussed below, the Company follows Canadian practices that differ from the requirements of the NYSE American.

A description of the significant ways in which the Company’s governance practices differ from those followed by U.S. domestic companies pursuant to NYSE American standards is as follows:

Shareholder Meeting Quorum Requirement: The NYSE American minimum quorum requirement for a shareholder meeting is one-third of the outstanding shares of common stock. In addition, a company listed on NYSE American is required to state its quorum requirement in its bylaws. The Company’s quorum requirement is set forth in its articles. The Company’s articles provide that the quorum for the transaction of business at a meeting of shareholders is two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 5% of the issued shares entitled to be voted at a meeting. The Company obtained an exemption from the quorum requirements of the NYSE American upon its initial listing.

Shareholder Approval Requirements: NYSE American requires a listed company to obtain the approval of its shareholders for certain types of securities issuances, including private placements that may result in the issuance of common shares (or securities convertible into common shares) equal to 20% or more of presently outstanding shares for less than the greater of book or market value of the shares. The NYSE American Company Guide also provides that shareholder approval is required for the participation of directors and officers in a private placement pursuant to which the issuance of common shares to such officers and directors at a discount to market is considered an equity compensation arrangement. Under the Business Corporations Act (British Columbia) (the “BCBCA”) and our articles, shareholder approval is not generally required for any private placement. In the event that the NYSE American’s shareholder approval requirements are triggered by an issuance of the Company’s securities, the Company may seek a waiver from NYSE American from such requirements.

ITEM 11.	EXECUTIVE COMPENSATION

We are a newly formed company, and as discussed in more detail elsewhere, prior to the Separation, FG Group Holdings, our ultimate parent and majority shareholder, operated the Entertainment operating segment (the “Entertainment Business”). Our compensation committee has met to review and approve the employment agreements of our executive officers. As a result, we have set forth below the compensation of our executive officers. In compliance with SEC rules, the information included in this section is historical, as applicable.

For purposes of the following compensation discussion and analysis, and the tabular executive compensation disclosures that follow, the individuals listed below are referred to collectively as the “Named Executive Officers” or (“NEOs”). These include:

●	Mark D. Roberson, Chief Executive Officer;

●	Todd R. Major, Chief Financial Officer, Secretary and Treasurer; and

●	Ray F. Boegner, Former President.

Executive Compensation Tables

The following table sets forth information regarding all forms of compensation earned by the NEOs during the last two fiscal years as employees of the Company.

2023 and 2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Mark D. Roberson(1)	2023	160,769	200,000	239,400	-	-	5,759	605,928
CEO	2022	-	-	-	-	-	-	-

Todd R. Major(1)	2023	131,539	150,000	199,500	-	-	4,946	485,985
CFO	2022	-	-	-	-	-	-	-

Ray F. Boegner(2)	2023	126,923	50,000	199,500	-	-	3,988	380,411
Former President	2022	-	-	-	-	-	-	-

(1)	Messrs. Roberson and Major began receiving compensation from the Company in May 2023, upon the consummation of the Company’s initial public offering (“IPO”). Prior to May 2023, Messrs. Roberson and Major received compensation from FG Group Holdings.

(2)	Mr. Boegner served as the Company’s President from May 2023, the consummation of the Company’s IPO, to September 2023, when he passed away unexpectedly. Prior to May 2023, Mr. Boegner received compensation from FG Group Holdings.

(2)	The Company’s Compensation Committee approved the payment of transaction-related bonuses to Messrs. Roberson, Major and Boegner for extra time and effort given by such employees in connection with the successful completion of the Company’s IPO.

(4)	The amounts in these columns represent the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards refer to Note 16 in the Company’s 2023 Annual Report on Form 10-K, as filed with the SEC.

(5)	The Company provides its executives with certain employee benefits. These benefits include excess life and disability insurance and contributions made by the Company under the 401(k) Plan. The amounts reported for each NEO as All Other Compensation for 2023 are identified and quantified below.

	Mr. Roberson	Mr. Major	Mr. Boegner
Employer match on 401(k) Plan	$4,760	$3,946	$3,118
Excess life and disability insurance	1,000	1,000	870
Total All Other Compensation	$5,759	$4,946	$3,988

The following table sets forth information concerning outstanding equity awards of the Company for each of the NEOs as of the end of the fiscal year ended December 31, 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Mark D. Roberson	-	-	-	-	30,000	(1)	47,958

Todd R. Major	-	-	-	-	25,000	(1)	39,965

Ray F. Boegner	-	-	-	-	-		-

* Based on the closing stock price of the Company’s Common Shares of $1.5986 on December 29, 2023, the last trading day of the 2023 fiscal year.

(1)	Represents RSUs to be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date. The RSUs vest in equal annual installments on May 18, 2024, May 18, 2025 and May 18, 2026.

Director Compensation

We pay our directors as follows:

●	Our Chairman is entitled to receive an annual cash retainer of $45,000, paid in quarterly installments, and each other non-employee director is entitled to receive an annual cash retainer of $25,000, paid in quarterly installments;

●	The chairperson of the Audit Committee is entitled to receive an additional annual cash retainer of $10,000, paid in quarterly installments;

●	The chairperson of the Compensation Committee as well as the chairperson of the Nominating and Corporate Governance Committee is each entitled to receive an additional cash retainer of $5,000, paid in quarterly installments;

●	Each non-employee director receives an annual grant of restricted stock units (“RSUs”) with a value of $25,000, vesting on the first anniversary of the grant date, with the first grant made upon the completion of the IPO, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company; and

●	On May 28, 2023, our Chairman received 30,000 RSUs and each other non-employee director received 20,000 RSUs, pursuant to the Share Compensation Plan. These RSUs vested immediately.

There is also limit on the amount of compensation payable to our non-employee directors. Specifically, the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), when taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

In addition, we expect to reimburse all directors for reasonable expenses incurred in attending meetings of the Board or any of its committees.

Employment Agreements

We, through STS, entered into employment and compensation arrangements with Messrs. Roberson and Major, separate from their employment agreements with FG Group Holdings, and effective as of May 18, 2023, the consummation of our IPO, that include base salaries and bonus arrangements. Similarly, we, through STS, entered into an employment agreement with Mr. Boegner, who was no longer an employee of FG Group Holdings, effective as of May 18, 2023, that similarly includes a base salary and bonus arrangements.

During the employment term, Messrs. Roberson, Major and Boegner are also entitled to receive any other benefits which are provided to our other full-time employees in accordance with our policies and practices, including any that are provided to personnel under the Management Services Agreement, and subject to satisfaction of any applicable conditions of eligibility.

The material provisions of these employment agreements are discussed below.

Mr. Roberson’s employment agreement with the Company provides for an annual base salary of $275,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 75% of base salary, payable in a combination of cash and equity, as determined by the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee. Mr. Roberson is also entitled to receive a cash bonus of up to $200,000, payable at the discretion of the Compensation Committee of the Board of Directors. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. In the event Mr. Roberson is terminated without cause (as defined in Mr. Roberson’s employment agreement), and provided he enters into a general release in favor of the Company and related parties, he will be entitled to severance equal to one year of his base salary and twelve (12) months of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) premiums.

Mr. Major’s employment agreement with the Company provides for an annual base salary of $225,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 50% of base salary, payable in a combination in cash and equity, as determined by the Chief Executive Officer and the Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by the Chief Executive Officer and the Compensation Committee. Mr. Major is also entitled to receive a cash bonus of up to $150,000, payable at the discretion of the Compensation Committee of the Board of Directors. Mr. Major is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contains customary non-competition and non-solicitation covenants. In the event Mr. Major is terminated without cause (as defined in Mr. Major’s employment agreement), and provided he enters into a general release in favor of the Company and related parties, he will be entitled to severance equal to one year of his base salary and twelve (12) months of COBRA premiums.

Mr. Boegner’s employment agreement with the Company provided for an annual base salary of $275,000, subject to annual review and adjustment, and he was eligible for performance-based compensation in the form of an annual bonus targeted at 50% of base salary, payable in a combination in cash and equity, as determined by the Chief Executive Officer and the Compensation Committee. The bonus would also be subject to the achievement of performance metrics and other criteria as determined by the Chief Executive Officer and the Compensation Committee. Mr. Boegner was also entitled to receive a cash bonus of up to $50,000, payable at the discretion of the Compensation Committee of the Board of Directors. Mr. Boegner was also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contained customary non-competition and non-solicitation covenants. In the event Mr. Boegner would be terminated without cause (as defined in Mr. Boegner’s employment agreement), and provided he enters into a general release in favor of the Company and related parties, he would be entitled to severance equal to one hundred and eight (108) weeks of his base salary and the COBRA premiums for the less of (i) a period of one hundred and eight (108) weeks or (ii) the period which he is eligible to receive continuation coverage under COBRA (or applicable analogous state law).

Compensation and Organization Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the Board of Directors) of any other entity that has an executive officer serving as a member of our Board of Directors.

Long-Term Incentives

The Company uses long-term incentive equity awards as a part of our executive compensation program, in order to incentivize and reward the achievement of longer-term strategic objectives and align the financial interests of the Company’s executive officers with those of the Company’s shareholders. The Company’s long-term incentive program for its named executive officers may include restricted stock units and nonqualified stock options. Each such type of award, and the reasons it is used, is described below.

Restricted Stock Units. RSUs represent a right to receive a specific number of units at the end of the specified period. Each recipient of RSUs has no rights as a stockholder through such RSUs during the restriction period of the RSUs. Settlement of an RSU award is made in cash, shares of stock or some combination thereof, as specified in the applicable award agreement. RSUs are designed to provide retention incentives to our executive officers and key employees.

Nonqualified Stock Options. Nonqualified stock options represent an option to purchase the Company’s Common Shares at an option price equal to the closing price on the NYSE American of the Company’s Common Shares on the grant date. The stock options are designed to motivate executives to increase stockholder value as the stock options will only have value if our stockholders also benefit from increasing stock prices.

Equity Grants

On May 18, 2023, our officers Messrs. Roberson, Major and Boegner received 60,000, 50,000 and 50,000 RSUs, respectively, pursuant to the Share Compensation Plan. One-half of the RSUs granted to Messrs. Roberson, Major and Boegner vested immediately. The other half of the RSUs granted to Messrs. Roberson, Major and Boegner will vest in one-third annual installments, beginning on the first anniversary of the grant date, subject to continued employment.

In addition, on May 18, 2023, our Chairman received 30,000 RSUs and each other non-employee director received 20,000 RSUs, pursuant to the Share Compensation Plan. These RSUs vested immediately.

Each non-employee director receives an annual grant of RSUs with a value of $25,000, vesting on the first anniversary of the grant date, with the first grant made on May 28, 2023, provided that, if the director makes himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated to the Board of Directors for election by stockholders, other than for good reason as determined by the Board of Directors in its discretion, then the RSUs will vest in full as of the director’s last date of service as a director of the Company.

Employee Benefit Plans

Employees of Strong Global Entertainment continue to participate in FG Group Holdings’ plans after the IPO and awards granted under FG Group Holdings’ plans continue to vest.

2023 Share Compensation Plan

Our Board of Directors and shareholders adopted and approved the Share Compensation Plan. The aggregate number of Common Shares of the Company reserved and available for grant and issuance pursuant to RSUs, and Options granted under the Share Compensation Plan, was 1,000,000 Common Shares, among which 248,823 Common Shares have been reserved for our directors and officers.

The Share Compensation Plan provides that participants (each, a “Participant”), who include participants who are citizens or residents of the United States, with the opportunity, through RSUs and options, to acquire an ownership interest in the Company. The RSUs will rise and fall in value based on the value of the Common Shares. Unlike the Options, the RSUs will not require the payment of any monetary consideration to the Company. Instead, each RSU represents a right to receive one Common Share following the attainment of any vesting criteria determined at the time of the award. The Options, on the other hand, are rights to acquire Common Shares upon payment of monetary consideration (i.e., the exercise price), subject also to any vesting criteria determined at the time of the grant.

The following is a summary of the Share Compensation Plan.

Purpose of the Share Compensation Plan

The purpose of the Share Compensation Plan is to advance the interests of the Company and its subsidiaries, and its shareholders by: (a) ensuring that the interests of Participants are aligned with the success of the Company and its subsidiaries; (b) encouraging stock ownership by such persons; and (c) providing compensation opportunities to attract, retain and motivate such persons.

The following people is eligible to participate in the Share Compensation Plan: any officer or employee of the Company or any officer or employee of any subsidiary of the Company and, any director of the Company or any director of any subsidiary of the Company, and any Consultant (defined under the Share Compensation Plan as an individual (other than an employee or a director of the Company) that: (A) is engaged to provide on an ongoing bona fide basis, consulting, technical, management or other services to the Company or to an affiliate of the Company; (B) such services are not provided in relation to an offer or sale of securities of the Company in a capital raising transaction, and do not promote or maintain a market for the Company’s securities; without limiting the foregoing, consultants providing investor relations services are not Consultants or eligible persons under the Share Compensation Plan; (C) provides the services under a written contract between the Company or the affiliate and the individual or the Company, as the case may be; (D) in the reasonable opinion of the Company, spends or will spend a significant amount of time and attention on the affairs and business of the Company or an affiliate of the Company; and (E) has a relationship with the Company or an affiliate of the Company that enables the individual to be knowledgeable about the business and affairs of the Company.

Administration of the Share Compensation Plan

The Share Compensation Plan is administered by the Board or such other persons as may be designated by the Board (the “Administrators”) based on the recommendation of the compensation committee of the Board. The Administrators will determine the eligibility of persons to participate in the Share Compensation Plan, when RSUs and options will be awarded or granted, the number of RSUs and Options to be awarded or granted, the vesting criteria for each award of RSUs and grant of Options and all other terms and conditions of each award and grant, in each case in accordance with applicable securities laws and the requirements of the stock exchange or quotation system where the Common Shares are listed on or through which the Common Shares are listed or quoted (the “Exchange”).

Number of Common Share Issuance under the Share Compensation Plan

The number of Common Shares that is available for issuance upon the vesting of RSUs awarded and Options granted under the Share Compensation Plan is limited to 1,000,000 Common Shares.

In the event of any declaration by the Company of any stock dividend payable in securities (other than a dividend which may be paid in cash or in securities at the option of the holder of Common Shares), or any subdivision or consolidation of the Common Shares, reclassification or conversion of the Common Shares, or any combination or exchange of securities, merger, consolidation, recapitalization, amalgamation, plan of arrangement, reorganization, spin off involving the Company, distribution (other than normal course cash dividends) of Company assets to holders of Common Shares, or any other corporate transaction or event involving the Company or the Common Shares, the Administrators may in their sole discretion make such changes or adjustments, if any, as the Administrators consider fair or equitable to reflect such change or event including, without limitation, adjusting the number of options and RSUs outstanding under the Share Compensation Plan, the type and number of securities or other property to be received upon exercise or redemption thereof, and the exercise price of options outstanding under the Share Compensation Plan, provided that the value of any Option or RSU immediately after such an adjustment shall not exceed the value of such Option or RSU prior thereto.

Change of Control

In the event of a Change of Control of the Company, the Administrators may, in their sole discretion, provide that the awards (i) will be assumed, converted or replaced by the resulting entity in the Change of Control; (ii) to the extent not assumed, converted or replaced as a result of the Change of Control, that vesting will be accelerated and awards will become 100% exercisable; or (iii) will be, at the option of the Participant, cancelled in exchange for a payment in cash or other property (including shares of the resulting entity in connection with a Change of Control) in an amount equal to the positive difference, if any, of the Fair Market Value of the Common Shares subject to the award over any exercise price related to the award, less any withholding taxes, as applicable.

Other Terms

The Administrators will determine the exercise price and term/expiration date of each option, provided that the exercise price in respect of that option shall not be less than the “Fair Market Value” of a Commons Share on the date of grant. “Fair Market Value” is defined in the Share Compensation Plan to mean, as of any date, the closing price of the Common Shares on the Exchange for the last market trading day prior to the date of grant of the option or if the Common Shares are not listed on a stock exchange, the Fair Market Value shall be determined in good faith by the Administrators.

No option shall be exercisable after ten years from the date the option is granted. Under the Share Compensation Plan, should the term of an option expire on a date that falls within a blackout period or within nine business days following the expiration of a blackout period, such expiration date will be automatically extended to the tenth business day after the end of the blackout period.

Transferability

RSUs awarded and options granted under the Share Compensation Plan or any rights of a Participant cannot be transferred, assigned, charged, pledged or hypothecated, or otherwise alienated, whether by operation of law or otherwise.

Certain U.S. Federal Income Tax Consequences of the Share Compensation Plan

The following is a general summary of certain U.S. federal income tax consequences under current tax law to the Company (applicable to the Company if and only to the extent it is subject to U.S. federal income taxation on its net income) and to Participants in the Share Compensation Plan who are individual citizens or residents of the United States for federal income tax purposes (“U.S. Participants”) of stock options which are ISOs, or stock options which are NQSOs, and RSUs. This summary does not purport to cover all of the special rules that may apply, including special rules relating to limitations on our ability to deduct certain compensation, special rules relating to deferred compensation, golden parachutes, U.S. Participants subject to Section 16(b) of the Exchange Act or the exercise of a stock option with previously-acquired ordinary shares. This summary assumes that U.S. Participants will hold their ordinary shares as capital assets within the meaning of Section 1221 of the Code. In addition, this summary does not address the foreign, state or local or other tax consequences, or any U.S. federal non-income tax consequences, inherent in the acquisition, ownership, vesting, exercise, termination or disposition of an award under the Share Compensation Plan, or ordinary shares issued pursuant thereto. Participants are urged to consult with their own tax advisors concerning the tax consequences to them of an award under the Share Compensation Plan or ordinary shares issued thereunder pursuant to the Share Compensation Plan.

A U.S. Participant generally does not recognize taxable income upon the grant of a NQSO if structured to be exempt from or comply with Code Section 409A. Upon the exercise of a NQSO, the U.S. Participant generally recognizes ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the ordinary shares acquired on the date of exercise over the exercise price thereof, and the Company generally will be entitled to a deduction for such amount at that time. If the U.S. Participant later sells ordinary shares acquired pursuant to the exercise of a NQSO, the U.S. Participant recognizes a long-term or short-term capital gain or loss, depending on the period for which the ordinary shares were held. A long-term capital gain is generally subject to more favorable tax treatment than ordinary income or a short-term capital gain. The deductibility of capital losses is subject to certain limitations.

A U.S. Participant generally does not recognize taxable income upon the grant or, except for purposes of the U.S. alternative minimum tax (“AMT”) the exercise, of an ISO. For purposes of the AMT, which is payable to the extent it exceeds the U.S. Participant’s regular income tax, upon the exercise of an ISO, the excess of the fair market value of the ordinary shares subject to the ISO over the exercise price is a preference item for AMT purposes. If the U.S. Participant disposes of the ordinary shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the ordinary shares to the U.S. Participant, the U.S. Participant generally recognizes a long-term capital gain or loss, and the Company will not be entitled to a deduction. However, if the U.S. Participant disposes of such ordinary shares prior to the end of either of the required holding periods, the U.S. Participant will have ordinary compensation income equal to the excess (if any) of the fair market value of such shares on the date of exercise (or, if less, the amount realized on the disposition of such shares) over the exercise price paid for such shares, and the Company generally will be entitled to deduct such amount.

A U.S. Participant generally does not recognize taxable income upon the grant of an RSU. Generally, the U.S. Participant will recognize ordinary income subject to withholding upon the receipt of cash and/or transfer of Common Shares in payment of the RSUs in an amount equal to the aggregate of the cash received or the fair market value of the Common Shares so transferred, as applicable, and the Company and the Company generally will be entitled to a deduction for such amount under U.S. tax laws to the extent applicable to the Company.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall this report be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the executive compensation, as disclosed above, with management. Based on this review and those discussions, the Compensation Committee recommended that the executive compensation be included in this report.

By the Compensation Committee

Marsha G. King (Chair)
Richard E. Govignon Jr.
John W. Struble

April 29, 2024

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our Common Shares and our Class B Shares as of April 25, 2024, of (i) each person who is known to us to be the beneficial owner of more than five percent of our Common Shares or Class B Shares; (ii) all directors and NEOs; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 7,877,842 Common Shares, and 100 Class B Shares outstanding.

The address of each holder listed below, except as otherwise indicated, is c/o Strong Global Entertainment, Inc., 5960 Fairview Road, Suite 275, Charlotte, NC 28210.

	Class A			Class B(2)
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage of Shares	Number of Shares	Percentage of Shares
Mark D. Roberson	29,650	(4)	*	-	-
Todd R. Major	24,707	(5)	*	-	-
D. Kyle Cerminara	36,250	(6)	*	-	-
Richard E. Govignon Jr	26,250	(7)	*	-	-
John W. Struble	26,250	(8)	*	-	-
Marsha G. King	26,250	(9)	*	-	-
Named Executive Officers and Directors as a Group (six persons)	169,357	(10)	2.1%	-	-
FG Quebec	6,000,000		76.2%	100	100%

*Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal shareholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common shares subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

(2)	Holders of our Class B Shares are not entitled to vote on any other matter (other than as provided by law), other than that, so long as the holder of our Class B Shares continues to hold, directly or indirectly, at least 30% of our issued and outstanding Common Shares, it shall be entitled to elect or appoint at least 50% (rounded up to the nearest whole number) of the total number of our directors.

(3)	As the parent company of FG Quebec, FG Group Holdings may be deemed to be the indirect beneficial owner of the Common Shares held directly by Strong/MDI, and to share voting and dispositive power with respect to such Common Shares.

(4)	Includes 19,650 Common Shares directly owned by Mr. Roberson and 10,000 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(5)	Includes 16,374 Common Shares directly owned by Mr. Major and 8,333 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(6)	Includes 30,000 Common Shares directly owned by Mr. Cerminara and 6,250 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(7)	Includes 20,000 Common Shares directly owned by Mr. Govignon and 6,250 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(8)	Includes 20,000 Common Shares directly owned by Mr. Struble and 6,250 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(9)	Includes 20,000 Common Shares directly owned by Ms. King and 6,250 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

(10)	Includes 126,024 Common Shares directly owned by all current directors and officers as a group and 43,333 shares potentially issuable upon the vesting of RSUs within 60 days of April 25, 2024.

Equity Compensation Plan

The following table provides information as of December 31, 2023 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	330,000	3.11	502,265
Equity compensation plans not approved by security holders	-	-	-
Total	330,000	3.11	502,265

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with FG Group Holdings

On May 18, 2023, we entered into various agreements that govern the Separation of the Entertainment Business from FG Group Holdings and its transfer to us.

Master Asset Purchase Agreement

We, through Strong/MDI, entered into a Master Asset Purchase Agreement and IP Assignment Agreement with FG Quebec, a wholly-owned subsidiary of FG Group Holdings, in connection with completion of the Separation. The Master Asset Purchase Agreement and IP Assignment Agreement provided for the transfer from FG Quebec to Strong/MDI of assets comprising FG Quebec’s operating business, except the Joliette Plant and certain other excluded assets as set forth more fully below, including those set forth on Schedule “A” to the Master Asset Purchase Agreement, and the assumption by Strong/MDI of liabilities relating thereto, except the 20-year installment note collateralized by the Joliette Plant.

The total purchase price for the transferred assets (the “Purchase Price”) was equal to the fair market value of the transferred assets as of the effective date of the Separation (as agreed in good faith between FG Quebec and Strong/MDI). Strong/MDI satisfied the Purchase Price by issuing to FG Quebec an additional 9,999 Common Shares without par value of Strong/MDI (the “Consideration Shares”). The aggregate issue price for the Consideration Shares was equal to the fair market value of the transferred assets immediately before the transfer occurs.

In addition to the Joliette Plant (and the 20-year installment note collateralized by the Joliette Plant), certain additional assets currently held by FG Quebec were not be transferred to Strong/MDI under the Master Asset Agreement as they are not connected to the Entertainment Business-namely, the common shares of GreenFirst Forest Products Inc., and an intercompany debt owing to FG Quebec by FG Group Holdings.

FG Quebec and Strong/MDI jointly elected in the form , and within the time, prescribed pursuant to subsection 85(1) of the Income Tax Act (Canada) in respect of the transfer of the transferred assets that the transfer be on a fully tax-deferred basis to FG Quebec. The amounts agreed upon by FG Quebec and Strong/MDI with respect to each of the property and assets comprising the transferred assets were set out in the election form (collectively referred to herein as the “Elected Amount”) within the limits allowed in that regard in the Income Tax Act (Canada). If it is determined by the parties that the Elected Amount will not result in the transfer of the transferred assets on a fully tax-deferred basis, then the Elected Amount will be adjusted to equal such amount as may be agreed to by the parties or, failing such agreement, such amount as may be determined by a court of competent jurisdiction or by a competent taxing authority. Any adjustment was made with retroactive effect as of the effective date of the Separation. The transferred assets were transferred on an as is, where is basis.

Strong/MDI agreed to employ each employee who was employed by FG Quebec in connection with the Entertainment Business immediately prior to the effective date of the Separation on the same terms and conditions that governed the employment relationship between FG Quebec and each particular employee.

IP Assignment Agreement

In order the effect the assignment of certain intellectual property being transferred to Strong/MDI by FG Quebec under the Master Asset Purchase Agreement, Strong/MDI entered into an IP Assignment Agreement with FG Quebec.

FG Group Holdings Asset Transfer Agreement

The FG Group Holdings Asset Transfer Agreement will provide for the transfer from FG Group Holdings to STS of a limited number of contracts and intellectual property used in the Entertainment Business, in a tax-free transfer under Section 351 of the U.S. Internal Revenue Code.

In connection with the FG Group Holdings Asset Transfer Agreement, STS has agreed to indemnify and hold harmless FG Group Holdings against future losses, if any, related to current, product liability or personal injury claims arising out of products sold or distributed in the U.S. related to the operations of the businesses transferred to us in the Separation prior to closing of the Separation.

FG Group Holdings IP Assignment Agreement

In order the effect the assignment of certain intellectual property being transferred to STS by FG Group Holdings under the FG Group Holdings Asset Transfer Agreement, STS will enter into the FG Group Holdings IP Assignment Agreement with FG Group Holdings.

Share Transfer Agreements

In connection with the Separation, we entered into the Share Transfer Agreements with FG Quebec. The Share Transfer Agreements provided for the transfer to us of 100% of the outstanding Common Shares of Strong/MDI and 100% of the outstanding shares of capital stock of STS.

Management Services Agreement

We entered into a Management Services Agreement with FG Group Holdings in connection with the completion of the Separation and our IPO, effective upon the consummation of the Separation and our IPO, pursuant to which FG Group Holdings and its subsidiaries and we and our subsidiaries, provide each other certain services which could include information technology, legal, finance and accounting, human resources, tax, treasury, and other services. Pursuant to the Management Services Agreement, the charges for these services will generally be based on their actual cost basis (with mark-up, if necessary, to comply with applicable transfer pricing principles under Canadian and U.S. tax regulations), except as otherwise agreed upon. The charges for the services are expected to allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit. The term for the services to be provided are as set forth in the schedules to the Management Services Agreement, and if no term period is provided for a specified service, then such service is to terminate on the second anniversary of the effective date of the Management Services Agreement, provided that upon the expiration of any term, the term will renew automatically for successive periods of one year’s duration unless otherwise set forth therein, and unless the Management Services Agreement is earlier terminated by the parties. The recipient for a particular service generally can terminate that service prior to the scheduled expiration date, subject to a minimum notice period equal to 30 days, and the provider for a particular service generally can terminate that service prior to the scheduled expiration date upon 10 days prior written notice to the recipient, if the recipient has failed to perform any of its material obligations under the Management Services Agreement related to such services, and such failure has continued uncured for a period of 30 days after receipt by the recipient of a written notice of such failure.

We do not expect the net costs associated with the Management Services Agreement to be materially different than the historical costs that have been allocated to us related to these same services.

Currently, we are expecting FG Group Holdings to allocate to us 50% of the rental and utilities costs of their offices in Charlotte, NC (as all of our employees at those premises will also be providing some services to FG Group Holdings under the Management Services Agreement). We estimate these allocated costs to amount to approximately $40,000 per year.

For the allocation of operating expenses of our joint offices in Charlotte, NC, we expect to share the costs of those expenses with FG Group Holdings on a 70:30 basis, based on the fact we expect our employees will allocate 70% of their time to our business and 30% of their time to FG Group Holdings. As a result, we estimate that we will allocate to FG Group Holdings 30% of the salary and benefits costs of our employees at the Charlotte NC offices, amounting to approximately $0.2 million per year. Conversely, we expect FG Group Holdings to allocate to us 70% of the cost of our joint ERP system, which we estimate at approximately $0.1 million per year.

Under the Management Services Agreement we expect to settle these and other allocated costs on a net basis at the end of each month. Based on the allocation of the above mentioned material costs, we would expect to receive from FG Group Holdings a net aggregate cost reimbursement of approximately $0.1 million per year, plus or minus any additional costs and services allocated on a monthly basis under the Management Services Agreement.

Dispute Resolution. If a dispute arises between FG Group Holdings and us under the Management Services Agreement, the general counsels of the parties and such other representatives as the parties may designate will negotiate to resolve any disputes for a reasonable period of time. If the parties are unable to resolve the dispute in this manner then, unless otherwise agreed by the parties and except as otherwise set forth in the Master Asset Purchase Agreement, the IP Assignment Agreement, the FG Group Holdings Asset Transfer Agreement, the FG Group Holdings IP Assignment Agreement, the Share Transfer Agreements, and the Joliette Plant Lease, the dispute will be resolved through binding confidential arbitration.

Shared Contracts. Certain shared contracts have been assigned or amended to facilitate the separation of our business from FG Group Holdings pursuant to the Master Asset Purchase Agreement and the FG Group Holdings Asset Transfer Agreement. If such contracts may not be assigned or amended, or if there is a delay in the assignment of such contracts, the parties are required to take reasonable actions to cause the appropriate party to receive the benefit of the contract after the separation is complete.

The Management Services Agreement also contains standard indemnification, confidentiality, and cooperation provisions.

Joliette Plant Lease

In connection with the Separation, we, through Strong/MDI, entered into the Joliette Plant Lease with FG Quebec, effective upon the consummation of the Separation and our IPO, pursuant to which Strong/MDI leases the Joliette Plant on a long-term basis. The Joliette plant includes the building (including all constructions, additions, improvements and modifications) and all of the land associated with that property.

The Joliette Plant Lease is a fifteen (15) year triple net lease, with the option of Strong/MDI to renew for five (5) consecutive periods of five years each, and a right of first refusal to purchase the Joliette Plant in the event that FG Quebec wishes to sell the property to a third-party in the future. The base rent for the first five years of the Joliette Plant Lease is USD$415,000 per year, and will be increased as of the 6th year by 1.5% each year for the duration of the remaining portion of the 15-year lease.

The Joliette Plant Lease is a triple net lease, which means that the landlord, FG Quebec, shall not be responsible for any costs, charges, expenses or disbursements in respect of the premises. Under the terms of the lease, Strong/MDI is responsible for all such costs, charges, expenses or disbursements, including but not limited to all real estate taxes, utilities costs, repairs, maintenance and improvements, as well as the costs of all permits, licenses and approvals to operate the Joliette Plant.

Costs Incurred in Connection with IPO

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

Landmark Transaction

In March 2022, Strong Studios acquired, from Landmark, the rights to original feature films and television series, and has been assigned third party rights to content for global multiplatform distribution. In connection with such assignment and purchase, Strong Studios agreed to pay to Landmark approximately $1.7 million of which $0.6 million of which was paid by FG Group Holdings. The Company reimbursed FG Group Holdings $0.3 million during each of the third and fourth quarter of 2023.

Director Independence and Controlled Company Exception

FG Group Holdings indirectly holds more than a majority of the voting power of our Common Shares eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the NYSE American corporate governance standards. Under these NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our Board of Directors consist of independent directors, (2) that our Board of Directors have a Compensation Committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our Board of Directors have a Nominating and Corporate Governance Committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. While we do not intend to avail ourselves of these exemptions, we may do so, and, accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our Common Shares continue to be listed on NYSE American, we will be required to comply with these provisions within the applicable transition periods.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haskell & White has served as the Company’s independent registered public accounting firm since 2021. The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees(1)	$329,900	$170,200
Audit-Related Fees(2)	32,000	83,100
Tax Fees	-	-
All Other Fees	-	-
Total	$361,900	$253,300

(1)	Includes fees for professional services rendered during the fiscal year for the audit of our annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including comfort letters, consents, and review of registration statements filed with the SEC.

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit and permitted non-audit services are pre-approved by the Audit Committee. The Audit Committee has delegated the responsibility of approving proposed non-audit services that arise between Audit Committee meetings to the Audit Committee Chairman, provided that the decision to approve the services is presented for ratification at the next scheduled Audit Committee meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)	Documents filed as part of this Annual Report.

(1)	Financial Statements. See Index to the Consolidated Financial Statements, which appears on page F-1 of Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

Dated: April 29, 2024	By:	/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer

Dated: April 29, 2024	By:	/s/ Todd R. Major
Todd R. Major
Chief Financial Officer, Treasurer and Secretary

