Form 10-Q
period 2024-03-31
Strong Global Entertainment, Inc.
filed 2024-05-14
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-41688

STRONG GLOBAL ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

108 Gateway Boulevard, Suite 204 Mooresville, North Carolina	28117
(Address of Principal Executive Offices)	(Zip Code)

(704) 471-6784

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Voting Shares, without par value	SGE	NYSE American

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

As of May 13, 2024, there were 7,877,842 Class A Common Voting Shares, without par value outstanding.

i

PART I. Financial Information

Item 1. Financial Statements

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,111	$5,470
Accounts receivable (net of credit allowances of $187 and $179, respectively)	6,299	6,476
Inventories, net	4,446	4,079
Assets of discontinued operations	-	940
Other current assets	1,264	1,062
Total current assets	17,120	18,027
Property, plant and equipment, net	1,488	1,592
Operating lease right-of-use assets	4,697	4,793
Finance lease right-of-use asset	1,136	1,201
Goodwill	881	903
Other long-term assets	26	10
Total assets	$25,348	$26,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,642	$3,544
Accrued expenses	2,975	3,112
Payable to FG Group Holdings Inc. (Note 15)	119	129
Short-term debt	2,453	2,456
Current portion of long-term debt	271	270
Current portion of operating lease obligations	403	397
Current portion of finance lease obligations	258	253
Deferred revenue and customer deposits	1,867	1,318
Liabilities of discontinued operations	161	1,392
Total current liabilities	12,149	12,871
Operating lease obligations, net of current portion	4,361	4,460
Finance lease obligations, net of current portion	904	971
Long-term debt, net of current portion	234	301
Deferred income tax liabilities, net	135	125
Other long-term liabilities	4	4
Total liabilities	17,787	18,732

Commitments, contingencies and concentrations (Note 14)

Stockholders’ Equity:
Preferred stock, no par value; 150,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Paid-in-capital related to:
Class A Common stock, no par value; 150,000,000 shares authorized, 7,877,842 issued and outstanding as of March 31, 2024 and December 31, 2023
Class B Common stock, no par value; 100 shares authorized, 100 issued and outstanding as of March 31, 2024 and December 31, 2023	15,814	15,740
Accumulated deficit	(2,785)	(2,712)
Accumulated other comprehensive loss	(5,468)	(5,234)
Total stockholders’ equity	7,561	7,794
Total liabilities and stockholders’ equity	$25,348	$26,526

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net product sales	$8,022	$7,204
Net service revenues	3,048	2,747
Total net revenues	11,070	9,951
Cost of products	5,938	5,465
Cost of services	2,475	2,166
Total cost of revenues	8,413	7,631
Gross profit	2,657	2,320
Selling and administrative expenses:
Selling	518	534
Administrative	1,959	1,240
Total selling and administrative expenses	2,477	1,774
Income from operations	180	546
Other income (expense):
Interest expense, net	(115)	(56)
Foreign currency transaction gain	162	117
Other income, net	25	12
Total other income	72	73
Income from continuing operations before income taxes	252	619
Income tax expense	(133)	(55)
Net income from continuing operations	119	564
Net loss from discontinued operations (Note 3)	(192)	(191)
Net (loss) income	$(73)	$373

Basic net (loss) income per share:
Continuing operations	$0.01	$0.09
Discontinued operations	(0.02)	(0.03)
Basic net (loss) income per share	$(0.01)	$0.06

Diluted net (loss) income per share:
Continuing operations	$0.01	$0.09
Discontinued operations	(0.02)	(0.03)
Diluted net (loss) income per share	$(0.01)	$0.06

Weighted-average shares used in computing net (loss) income per share:
Basic	7,877	6,000
Diluted	7,883	6,000

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(73)	$373
Currency translation adjustment:
Unrealized net change arising during period	(234)	(72)
Total other comprehensive loss	(234)	(72)
Comprehensive (loss) income	$(307)	$301

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	7,877	100	$15,740	$(2,712)	$(5,234)	$7,794
Net loss	-	-	-	(73)	-	(73)
Net other comprehensive loss	-	-	-	-	(234)	(234)
Stock-based compensation expense	-	-	74	-	-	74
Balance at March 31, 2024	7,877	100	$15,814	$(2,785)	$(5,468)	$7,561

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$14,228	$(5,024)	$9,204
Cumulative effect of adoption of accounting principle	(24)	-	(24)
Net income	373		373
Net other comprehensive loss	-	(72)	(72)
Stock-based compensation expense	18	-	18
Net transfer to parent	(1,217)	-	(1,217)
Balance at March 31, 2023	$13,378	$(5,096)	$8,282

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$119	$564
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts	18	(18)
Provision for obsolete inventory	14	14
Provision for warranty	10	44
Depreciation and amortization	153	179
Gain on acquisition of ICS assets	(23)	-
Amortization and accretion of operating leases	158	16
Deferred income taxes	10	(19)
Stock-based compensation expense	74	18
Changes in operating assets and liabilities:
Accounts receivable	527	593
Inventories	(419)	(284)
Current income taxes	102	130
Other assets	(216)	(418)
Accounts payable and accrued expenses	(693)	(135)
Deferred revenue and customer deposits	555	618
Operating lease obligations	(154)	(19)
Net cash provided by operating activities from continuing operations	235	1,283
Net cash used in operating activities from discontinued operations	(492)	(513)
Net cash (used in) provided by operating activities	(257)	770

Cash flows from investing activities:
Capital expenditures	(22)	(75)
Net cash used in investing activities from continuing operations	(22)	(75)
Net cash used in investing activities from discontinued operations	-	(83)
Net cash used in investing activities	(22)	(158)

Cash flows from financing activities:
Principal payments on short-term debt	(21)	(250)
Principal payments on long-term debt	(67)	(9)
Borrowings under credit facility	2,839	1,596
Repayments under credit facility	(2,765)	(225)
Payments on finance lease obligations	(61)	(25)
Net cash transferred to parent	-	(1,217)
Net cash used in financing activities from continuing operations	(75)	(130)
Net cash provided by financing activities from discontinued operations	-	-
Net cash used in financing activities	(75)	(130)

Effect of exchange rate changes on cash and cash equivalents	(5)	(20)
Net increase in cash and cash equivalents from continuing operations	133	1,058
Net decrease in cash and cash equivalents from discontinued operations	(492)	(596)
Net (decrease) increase in cash and cash equivalents	(359)	462
Cash and cash equivalents at beginning of period	5,470	3,615
Cash and cash equivalents at end of period	$5,111	$4,077

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Strong Global Entertainment, Inc. (“Strong Global Entertainment,” or the “Company”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world, and Strong Technical Services, Inc. (“STS”) provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

On May 15, 2023, the Company completed an initial public offering (“IPO”) of its Class A Voting Common Shares without par value (“Common Shares”). The IPO closed on May 18, 2023 and the Company completed its separation (the “Separation”) from Fundamental Global Inc., formerly FG Group Holdings, Inc (“Fundamental Global”). The Company’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

On February 29, 2024, FG Financial Group, Inc. (“FG Financial”), and FG Group Holdings completed a merger transaction (the “Merger”). Pursuant to the terms of the Merger Agreement, FG Group Holdings became a wholly owned subsidiary of FG Financial. Following the Merger, FG Financial changed its name to Fundamental Global Inc. (“Fundamental Global”). As a result of the Merger, the Company’s indirect controlling shareholder changed from FG Group Holdings to Fundamental Global.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements are presented in accordance with the requirements of interim financial data and consequently do not include all of the disclosures normally required by GAAP for annual reporting purposes, such as those made in the Company’s audited financial statements Company’s Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of trends or results expected for a full fiscal year.

The condensed consolidated balance sheet as of December 31, 2023, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods.

In May 2023, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined financial statements for all periods presented prior to the Separation (see below for additional information) are now also referred to as “condensed consolidated financial statements.” In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over (historical cost) basis.

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report on Form 10-Q are to, and amounts are presented in, U.S. dollars.

For Periods Prior to the Separation

Prior to the Separation, the Company’s financial statements were derived from the condensed consolidated financial statements and accounting records of Fundamental Global as if Strong Global Entertainment had operated on a stand-alone basis during the periods presented and were prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission. Historically, Strong Global Entertainment was reported as an operating segment within Fundamental Global’ reportable segments and did not operate as a stand-alone company. Accordingly, Fundamental Global historically reported the financial position and the related results of operations, cash flows and changes in equity of Strong Global Entertainment as a component of Fundamental Global’s condensed consolidated financial statements.

Prior to the Separation, the historical results of operations included allocations of Fundamental Global’s costs and expenses including Fundamental Global’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications.

For periods prior to the Separation, the operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the condensed consolidated financial statements of Fundamental Global enabling identification of directly attributable transactional information, functional departments and headcount. The combined balance sheets were primarily derived by reference to one, or a combination, of Strong Global Entertainment transaction-level information, functional department or headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from Fundamental Global. The allocated costs for corporate functions included, but were not limited to, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

Strong Global Entertainment employees also historically participated in Fundamental Global’s stock-based incentive plans, in the form of restricted stock units (“RSUs”) and stock options issued pursuant to Fundamental Global’s employee stock plan. Stock-based compensation expense has been directly reported by Strong Global Entertainment based on the awards and terms previously granted to Fundamental Global’s employees.

Allocations for management costs and corporate support services provided to Strong Global Entertainment prior to the Separation totaled $0.2 million for the three months ended March 31, 2023, all of which is included in general and administrative expenses. Following the Separation, Strong Global Entertainment operates as a stand-alone publicly traded company and the condensed consolidated financial statements for the periods after the Separation reflect the Company’s actual administrative costs of operating as an independent entity. The management of Strong Global Entertainment believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses prior to the Separation, reasonably reflect the utilization of services provided, or the benefit received by, Strong Global Entertainment during the periods presented. Nevertheless, the combined financial statements may not be indicative of Strong Global Entertainment’s future performance, do not necessarily include all of the actual expenses that would have been incurred had Strong Global Entertainment been an independent entity during the historical periods and may not reflect the results of operations, financial position, and cash flows had Strong Global Entertainment been a stand-alone company during the periods presented.

The operations of the Company are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by Fundamental Global, where applicable. Income tax expense and other income tax related information contained in the financial statements prior to the Separation are presented on a separate return basis as if Strong Global Entertainment had filed its own tax returns.

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

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

Cash and Cash Equivalents

All short-term, highly liquid financial instruments are classified as cash equivalents in the condensed consolidated balance sheets and statements of cash flows. Generally, these instruments have maturities of three months or less from date of purchase. As of March 31, 2024, $0.9 million of the $5.1 million in cash and cash equivalents was held in Canada.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management determines the allowance for expected credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and provision for expected credit losses to be adjusted accordingly. The accounts receivable balances on the condensed consolidated balance sheets are net of an allowance for expected credit losses of $0.2 million as of both March 31, 2024 and December 31, 2023. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

The Company’s uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company accrues interest and penalties related to uncertain tax positions in the condensed consolidated statements of operations as income tax expense.

Stock Compensation Plans

Prior to the Separation, the Company’s employees participated in Fundamental Global’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to Fundamental Global’s employees. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of Fundamental Global’s common stock on the date of grant.

The Company recognizes compensation expense for all stock-based payment awards based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. Management estimates the fair value of restricted stock awards based upon the closing market price of the underlying Common Shares on the date of grant. The fair value of stock options granted is calculated using the Black-Scholes option pricing model. No stock-based compensation cost was capitalized as a part of inventory in during the three months ended March 31, 2024 and March 31, 2023.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of March 31, 2024 and December 31, 2023.

Fair values measured on a recurring basis at March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,111	$-	$-	$5,111
Total	$5,111	$-	$-	$5,111

Fair values measured on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,470	$-	$-	$5,470
Total	$5,470	$-	$-	$5,470

The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, and short-term debt reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments.

All non-financial assets that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which include non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment).

Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2038. See Note 15 for additional details related to the lease for the Company’s manufacturing facility in Quebec, Canada.

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

Recent Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The new ASU will not impact amounts recorded in the Company’s financial statements but instead, will require more detailed disclosures in the footnotes to the financial statements. The Company plans to provide the updated disclosures required by the ASU in the periods in which they are effective.

3. Discontinued Operations

In March 2022, Strong Studios, Inc. (“Strong Studios”) acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and was assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development. During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the in-process projects acquired from Landmark.

In September 2023, the Company acquired all of the outstanding capital stock of Unbounded Media Corporation (“Unbounded”), an independent media and creative production company. Unbounded developed, created and produced film, advertising, and branded content for a broad range of clients. The Company expected Unbounded, in partnership with Strong Studios, would also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which included feature films employing Strong Studios’ long form production expertise and industry network.

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

Management evaluated the classification of the content business as a discontinued operation as of December 31, 2023. The content business included employees and operations that were dedicated solely to that portion of the overall business. In addition, the Company’s accounting system and bank accounts were set up in a manner that allowed for the cash flows to be clearly distinguished from the rest of the entity. Management determined its content business is a component of an entity and represented a discontinued operation effective December 31, 2023. As noted above, management began implementing the exit plan in late December 2023. All employees of the content business were notified of the Company’s plans to exit the business in December and management immediately began working to implement the exit plan.

In connection with the plan to exit the content business, the Company shut down the acquired Unbounded operations effective December 31, 2023.

The Company also entered into a letter of intent during December 2023 and executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations. As a result, the Company has classified the assets and liabilities to reflected as discontinued operations as of December 31, 2023. The assets and liabilities transferred to the purchaser during the first quarter of 2024.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its investments in the underlying projects in the future if they projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and the Company is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0.

The Safehaven series, a fully complete and readily marketable project under Strong Studios, was not transferred as part of the sale. The Safehaven series was completed in mid-2023, and the Company and the other investors in the series began marketing the project for sale during the second half of 2023. Currently, the parties are involved in a dispute relating to the financial management of the project. The Company is working to resolve the dispute and management’s intent is to fully exit the project during 2024. As a result of the ongoing dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities has been adjusted to $0.

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$-	$27
Other current assets	-	7
Film & TV programming rights	-	906
Total assets of discontinued operations	$-	$940

Accounts payable and accrued expenses	$90	$1,321
Long-term debt, net of current portion	71	71
Total liabilities of discontinued operations	$161	$1,392

The major line items constituting the net loss from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net revenues	$-	$-
Cost of revenues	95	-
Gross profit	(95)	-
Selling and administrative expenses	95	192
Gain on disposal of assets	-	1
Loss from operations	(190)	(191)
Other expense	(2)	-
Loss from discontinued operations	(192)	(191)
Income tax expense	-	-
Net loss from discontinued operations	$(192)	$(191)

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine whether they are distinct, whether the items have value on a standalone basis, and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin approach. Management estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2024 or December 31, 2023.

The following tables disaggregate the Company’s revenue by major source for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Screen system sales	$3,035	$2,958
Digital equipment sales	4,238	3,526
Extended warranty sales	58	51
Other product sales	691	669
Total product sales	8,022	7,204
Field maintenance and monitoring services	1,909	1,891
Installation services	936	802
Other service revenues	203	54
Total service revenues	3,048	2,747
Total	$11,070	$9,951

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit times because control transfers upon delivery to the customer. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as management has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract.

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Point in time	$9,473	$8,430
Over time	1,597	1,521
Total	$11,070	$9,951

At March 31, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2024 and immaterial amounts during 2025-2026. The amount expected to be recorded during 2024 includes $0.1 million related to long-term projects for which the Company uses the percentage-of- completion method to recognize revenue.

The following tables summarize the Company’s revenue by geographic area for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
United States	$9,629	$8,577
Canada	163	313
China	81	22
Mexico	18	-
Latin America	159	256
Europe	656	396
Asia (excluding China)	88	153
Other	276	234
Total	$11,070	$9,951

5. Net Income Per Share

Basic net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding. In periods when the Company reported a net loss from continuing operations, there were no differences between average shares used to compute basic and diluted loss per share as inclusion of stock options and restricted stock units would have been anti-dilutive in those periods. The weighted average number of shares outstanding for the basic and diluted net income per share for the periods prior to the completion of the IPO is based on the number of shares of the Company’s common stock outstanding on May 15, 2023, the effective date of the registration statement relating to the IPO. The following table summarizes the weighted average shares used to compute basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	7,877	6,000
Dilutive effect of stock options and certain non-vested restricted stock units	6	-
Diluted weighted average shares outstanding	7,883	6,000

6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and components	$1,975	$2,021
Work in process	387	443
Finished goods	2,084	1,615
	$4,446	$4,079

The inventory balances are net of reserves of approximately $0.4 million as of both March 31, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	(4)
Provision for inventory reserve during 2024	14
Inventory reserve balance at March 31, 2024	$394

7. Other Current Assets

Other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$600	$451
Unbilled accounts receivable	578	552
Other	86	59
Total	$1,264	$1,062

8. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Buildings and improvements	$432	$433
Machinery and other equipment	5,070	5,158
Office furniture and fixtures	805	830
Construction in progress	2	-
Total properties, cost	6,309	6,421
Less: accumulated depreciation	(4,821)	(4,829)
Property, plant and equipment, net	$1,488	$1,592

9. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Employee-related	$1,196	$1,425
Warranty obligation	367	475
Interest and taxes	654	546
Legal and professional fees	418	381
Other	340	285
Total	$2,975	$3,112

10. Debt

Short-term debt and long-term debt consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Short-term debt:
Strong/MDI revolving credit facility	$2,453	$2,438
Insurance debt	-	18
Total short-term debt	$2,453	$2,456

Long-term debt:
Tenant improvement loan	$117	$126
ICS promissory note	388	445
Total long-term debt	$505	$571
Less: current portion	(271)	(270)
Long-term debt, net of current portion	$234	$301

Strong/MDI Installment Loans and Revolving Credit Facility

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

On January 19, 2024, the Company entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims (as defined in the demand credit agreement). As of March 31, 2024, there was CAD$3.3 million, or approximately $2.5 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. The Company was in compliance with its debt covenants as of March 31, 2024.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2024, are as follows (in thousands):

Remainder of 2024	$203
2025	253
2026	42
2027	7
Total	$505

11. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended
	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$65	$29
Interest on lease liabilities	27	12
Operating lease cost	172	17
Short-term lease cost	17	17
Net lease cost	$281	$75

Other information	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$27	$12
Operating cash flows from operating leases	$153	$19
Financing cash flows from finance leases	$61	$23

As of March 31, 2024
Weighted-average remaining lease term - finance leases (years)	2.1
Weighted-average remaining lease term - operating leases (years)	13.2
Weighted-average discount rate - finance leases	9.2%
Weighted-average discount rate - operating leases	5.1%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$462	$263
2025	546	600
2026	496	468
2027	429	-
2028	419	-
Thereafter	4,244	-
Total lease payments	6,596	$1,331
Less: Amount representing interest	(1,832)	(169)
Present value of lease payments	4,764	1,162
Less: Current maturities	(403)	(258)
Lease obligations, net of current portion	$4,361	$904

12. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2024 and December 31, 2023.

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

13. Stock Based Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.1 million and $18,000 for the three months ended March 31, 2024 and March 31, 2023, respectively.

The Company’s 2023 Share Compensation Plan (the “Plan”) was approved by the Compensation Committee of the Board of Directors with the discretion to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other stock-based awards and cash-based awards. Vesting terms vary with each grant and may be subject to vesting upon a “change in control” of the Company. As of December 31, 2023, approximately 0.6 million shares were available for issuance under the Plan.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2024. The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	156,000	$3.11	9.4	$-
Granted	-
Exercised	-
Forfeited	(12,500)	3.11
Expired	-
Outstanding at March 31, 2024	143,500	$3.11	9.2	$-
Exercisable at March 31, 2024	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of March 31, 2024, 143,500 stock option awards have not vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 4.2 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	174,000	$3.52
Granted	-
Shares vested	-
Shares forfeited	(25,000)	3.11
Non-vested at March 31, 2024	149,000	$3.58

As of March 31, 2024, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

14. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, the Company agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of March 31, 2024, the Company has a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents Management’s estimate of its potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. Management does not expect the resolution of these cases to have a material adverse effect on its condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against the Company, certain affiliated entities, and certain current and former employees, officers and directors of the Company (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claims seven causes of action, each claim against some, or all, of the Defendants. The Plaintiffs seek, among other forms of relief, compensatory damages and restitution. The Company, along with the other Defendants, deny the allegations in the Complaint, and intend to vigorously defend against the Complaint, which may include filing counterclaims. Based on information presently available to the Company and consultation with legal counsel, the Company believes the Complaint is without merit. As of the date hereof, the Company does not believe a loss related to the Complaint is probable, and no liability or reserve has been established for this matter, although the Company expects to incur legal fees and other costs related to our defense of these claims.

Concentrations

The Company’s top ten customers accounted for approximately 50% of consolidated net revenues during the three months ended March 31, 2024. Trade accounts receivable from these customers represented approximately 56% of net consolidated receivables at March 31, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2024 and its net consolidated receivables as of March 31, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

15. Related Party Transactions

Related Party Transactions

In connection with the IPO, the Company and Fundamental Global entered into a management services agreement that provides a framework for our ongoing relationship with Fundamental Global. Fundamental Global and its subsidiaries and we and our subsidiaries, provide each other certain services which include information technology, legal, finance and accounting, human resources, tax, treasury, and other services. Pursuant to the Management Services Agreement, the charges for these services are generally based on their actual cost basis.

The Company manufactures its screens in an approximately 80,000 square-foot facility near Montreal, Quebec, Canada, which is owned by FG Holdings Quebec. The Company and FG Holdings Quebec have entered into a long-term lease agreement covering the Company’s continued use of the facility.

16. Subsequent Event

On May 3, 2024, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc., (together with FGAC Investors LLC, the “Sponsors”). FGAC’s currently issued and outstanding Class A restricted voting shares (the “Class A Restricted Voting Shares”) and share purchase warrants (the “Warrants”) are listed on the Toronto Stock Exchange (the “TSX”). In addition, FGAC has approximately 2.9 million Class B shares (the “Class B Shares”) issued and outstanding.

Pursuant to the Acquisition Agreement, FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI (the “MDI Acquisition”). As a result of the MDI Acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. The MDI Acquisition values Strong/MDI at a pre-money valuation of $30 million (as adjusted pursuant to the Acquisition Agreement, the “MDI Equity Value”).

In connection with the closing of the MDI Acquisition (the “Closing”), FGAC intends to rename itself Saltire Holdings, Ltd. (“Saltire”). It is a condition of Closing that the common shares of FGA (the “Common Shares”) be listed and the Warrants continue to be listed on the TSX.

On Closing, FGAC will satisfy the Purchase Price (as defined in the Acquisition Agreement) with: (i) cash, in an amount equal to 25% of the net proceeds of a concurrent private placement, if any (the “Cash Consideration”), (ii) the issuance to the Company of preferred shares (“Preferred Shares”) with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance to the Company of that number of Common Shares equal to (a) the MDI Equity Value minus (x) the Cash Consideration and (y) the Preferred Shares, divided by (b) $10.00.

The Closing is conditional on, among other things, there being no legal impediments to Closing and all required authorizations, consents and approvals necessary to effect Closing having occurred, or being filed or obtained, as applicable, the Common Shares being conditionally listed for trading on a stock exchange, the approval of the MDI Acquisition by the holders of Class A Restricted Voting Shares at a meeting of shareholders to be held in connection with the MDI Acquisition, receipts having been obtained for both the preliminary and final prospectus and other usual and customary conditions for transactions of this nature. The obligations of the Company at Closing are also conditional on, among other usual and customary conditions for transactions of this nature, (a) the truth and accuracy of FGAC’s representations and warranties, (b) the compliance and/ or performance by FGAC of its covenants under the Acquisition Agreement, and (c) there having been no material adverse change with respect to FGAC. The Closing is also conditional on, among other usual and customary conditions for transactions of this nature, the following conditions of Closing in favour of FGAC: (a) the truth and accuracy of the Company and Strong/MDI’s representations and warranties, (b) the compliance and/or performance by the Company and MDI of their covenants under the Acquisition Agreement, (c) the completion of all required third party authorizations, consents and approvals, and (d) there having been no material adverse change with respect to Strong/MDI or its business and there being no events, facts or circumstances that shall have occurred which would result or which could reasonably be expected to result, individually or in the aggregate, in a material adverse change with respect to Strong/MDI or its business.

It is anticipated that, upon completion of the MDI Acquisition, on a non-diluted basis and assuming completion of a $10 million private placement and the issuance of 338,560 Common Shares to CG Investments VII Inc. as consideration for its deferred underwriting fee, the Company will hold an ownership interest of approximately 29.6% in Saltire.

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

Results of Operations

The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenues	$11,070	$9,951	$1,119	11.2%
Cost of revenues	8,413	7,631	782	10.2%
Gross profit	2,657	2,320	337	14.5%
Gross profit percentage	24.0%	23.3%
Selling and administrative expenses	2,477	1,774	703	39.6%
Income from operations	180	546	(366)	(67.0)%
Other income	72	73	(1)	(1.4)%
Income before income taxes	252	619	(367)	(59.3)%
Income tax expense	(133)	(55)	(78)	141.8%
Net income from continuing operations	$119	$564	$(445)	(78.9)%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

Revenue increased 11.2% to $11.1 million in the first quarter of 2024 from $10.0 million in the first quarter of 2023. The increase from the prior year was due to $0.8 million of higher revenue from product sales and a $0.3 million increase in service revenue.

The increase in revenue from products was primarily due to $1.5 million of revenue as a result of the acquisition of the net assets of Innovative Cinema Solutions, LLC (“ICS”) in late 2023 and a $0.1 million increase in revenue from screen systems, partially offset by a decrease in other digital equipment sales.

On the cinema services side, the primary driver of the revenue increase was from installation and warehouse services, both of which were up $0.1 million from the first quarter in the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services.

Gross Profit

Gross profit was $2.7 million or 24.0% of revenues in the first quarter of 2024 compared to $2.3 million or 23.3% in the first quarter of 2023.

Gross profit from product sales was $2.1 million or 26.0% of revenues for the first quarter of 2024 compared to $1.7 million or 24.1% of revenues for the first quarter of 2023. The increase in gross profit from product sales resulted from product mix for our screen systems and higher margins on digital equipment, primarily as a result of the ICS acquisition.

Gross profit from service revenue was $0.6 million or 18.8% of revenues for the first quarter of 2024 compared to $0.6 million or 21.2% of revenues for the first quarter of 2023. Gross profit percentage decreased from the prior year due to lower margins on installation services, partially offset by an increase in warehouse services.

Income from Operations

Income from operations was $0.2 million in the first quarter of 2024 compared to $0.5 million during the first quarter of 2023. We incurred higher general and administrative expenses in connection with operating as an independent public company following the Separation in May 2023, which partially offset the increase in gross profit.

Other Financial Items

Total other income of $0.1 million during the first quarter of 2024 primarily consisted of $0.2 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense. Total other income of $0.1 million during the first quarter of 2023 included $0.1 million of foreign currency transaction adjustments, partially offset by $0.1 million of interest expense.

Income tax expense was $0.1 million during both the first quarter of 2024 and 2023. Our income tax expense primarily consisted of income tax on our foreign earnings.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from operating cash flows and credit facilities, as well as our initial public offering. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities. We ended the first quarter of 2024 with total cash and cash equivalents of $5.1 million compared to $5.5 million as of December 31, 2023.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of our debt as of March 31, 2024.

Debt

Strong/MDI Installment Loans & Revolving Credit Facility

On January 19, 2024, we entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims. As of March 31, 2024, there was CAD$3.3 million, or approximately $2.5 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. We were in compliance with our debt covenants as of March 31, 2024.

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $0.2 million during the first quarter of 2024 compared to $0.8 million during the first quarter of 2023. Cash from operations decreased due to an net cash outflow for working capital including higher payments to our vendors and for other accrued expenses, which was partially offset by the receipt of customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $22,000 and $0.1 million during the first quarter of 2024 and 2023, respectively, which consisted entirely of capital expenditures

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.1 million during the first quarter of 2024, which consisted of $0.1 million of principal payments on debt and finance leases, partially offset by $0.1 million of net borrowings under the CIBC revolving line of credit. Net cash used in financing activities from continuing operations was $0.1 million during the first quarter of 2023, consisting primarily of $1.2 million transferred to Fundamental Global and by $0.3 million of principal payments on debt, partially offset by $1.4 million of net borrowings under the CIBC revolving line of credit.

Use of Non-GAAP Measures

We prepare our condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding Adjusted EBITDA, which differs from the term EBITDA as it is commonly used. In addition to adjusting net income (loss) to exclude income taxes, interest, and depreciation and amortization, Adjusted EBITDA also excludes share-based compensation, impairment charges, severance, foreign currency transaction gains (losses), transactional gains and expenses, gains on insurance recoveries and other cash and non-cash charges and gains.

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

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023

Net (loss) income	$(73)	$373
Net loss from discontinued operations	192	191
Net income from continuing operations	119	564
Interest expense, net	115	56
Income tax expense	133	55
Depreciation and amortization	153	179
EBITDA	520	854
Stock-based compensation expense	74	18
Adjust gain on purchase of ICS	(23)	-
Foreign currency transaction loss (gain)	(162)	(117)
Adjusted EBITDA	$409	$755

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for an entire fiscal year.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and our historical experience.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of March 31, 2024 or December 31, 2023.

Cost Allocations

Our historical combined financial statements for periods prior to the IPO were prepared on a stand-alone basis in accordance with U.S. GAAP and are derived from Fundamental Global’s condensed consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations and include allocations of expenses from Fundamental Global. Fundamental Global continues to provide certain services to us, and costs associated with these functions have been allocated to us in such prior period financial statements. The allocations include costs related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, and other services. These costs were allocated on a basis of revenue, headcount or other measures we have determined as reasonable. Stock-based compensation includes expense attributable to our employees are also allocated from Fundamental Global. These allocations are reflected within operating expenses in our condensed consolidated statements of operations. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not necessarily be indicative of the actual expenses we would have incurred as an independent company during the periods prior to the IPO or of the additional costs we incur as a stand-alone company.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, we agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of March 31, 2024, we have a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents our estimate of our potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against the Company, certain affiliated entities, and certain current and former employees, officers and directors of the Company (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claims seven causes of action, each claim against some, or all, of the Defendants. The Plaintiffs seek, among other forms of relief, compensatory damages and restitution. We, along with the other Defendants, deny the allegations in the Complaint, and intend to defend ourselves vigorously, which may include filing counterclaims. Based on information presently available to us and consultation with legal counsel, we believe the Complaint is without merit. As of the date hereof, we do not believe a loss related to the Complaint is probable, and no liability or reserve has been established for this matter, although we expect to incur legal fees and other costs related to our defense of these claims.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of the Company’s risk factors. As of the date of this filing there have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the quarter ended Mach 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

January 2024	-	$-	-	-
February 2024	-	-	-	-
March 2024	-	-	-	-
Quarter Ended March 31, 2024	-	$-	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Strong Global Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONG GLOBAL ENTERTAINMENT, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson		Todd R. Major
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2024	Date:	May 14, 2024

