Form 10-Q
period 2024-06-30
Strong Global Entertainment, Inc.
filed 2024-08-14
CIK 1893448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 7,918,285 Class A Common Voting Shares, without par value outstanding.

i

PART I. Financial Information

Item 1. Financial Statements

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,483	$4,822
Accounts receivable (net of credit allowances of $53 and $40, respectively)	4,308	3,528
Inventories, net	2,548	1,482
Assets of discontinued operations	12,730	14,329
Other current assets	399	317
Total current assets	23,468	24,478
Property, plant and equipment, net	429	487
Operating lease right-of-use assets	267	350
Finance lease right-of-use asset	1,071	1,201
Other long-term assets	-	10
Total assets	$25,235	$26,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,448	$2,569
Accrued expenses	2,302	1,712
Payable to Fundamental Global Inc. (Note 14)	-	129
Short-term debt	43	18
Current portion of long-term debt	271	270
Current portion of operating lease obligations	180	183
Current portion of finance lease obligations	264	253
Deferred revenue and customer deposits	1,151	849
Liabilities of discontinued operations	9,503	11,257
Total current liabilities	17,162	17,240
Operating lease obligations, net of current portion	129	216
Finance lease obligations, net of current portion	836	971
Long-term debt, net of current portion	166	301
Other long-term liabilities	5	4
Total liabilities	18,298	18,732

Commitments, contingencies and concentrations (Note 13)

Stockholders’ Equity:
Preferred stock, no par value; 150,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Paid-in-capital related to:
Class A Common stock, no par value; 150,000,000 shares authorized, 7,918,285 and 7,877,842 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively
Class B Common stock, no par value; 100 shares authorized, 100 issued and outstanding as of June 30, 2024 and December 31, 2023	15,881	15,740
Accumulated deficit	(3,377)	(2,712)
Accumulated other comprehensive loss	(5,567)	(5,234)
Total stockholders’ equity	6,937	7,794
Total liabilities and stockholders’ equity	$25,235	$26,526

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales	$4,782	$3,794	$9,417	$7,564
Net service revenues	3,339	3,049	6,387	5,796
Total net revenues	8,121	6,843	15,804	13,360
Cost of products	3,973	3,542	7,874	6,875
Cost of services	2,624	2,340	5,099	4,505
Total cost of revenues	6,597	5,882	12,973	11,380
Gross profit	1,524	961	2,831	1,980
Selling and administrative expenses:
Selling	369	161	655	397
Administrative	1,866	2,372	3,588	3,212
Total selling and administrative expenses	2,235	2,533	4,243	3,609
Loss from operations	(711)	(1,572)	(1,412)	(1,629)
Other income (expense):
Interest expense, net	(21)	(17)	(55)	(31)
Foreign currency transaction loss	(6)	-	(5)	(4)
Other income, net	2	1	28	11
Total other expense	(25)	(16)	(32)	(24)
Loss from continuing operations before income taxes	(736)	(1,588)	(1,444)	(1,653)
Income tax (benefit) expense	(6)	279	(6)	(81)
Net loss from continuing operations	(742)	(1,309)	(1,450)	(1,734)
Net income from discontinued operations (Note 3)	150	893	785	1,694
Net loss	$(592)	$(416)	$(665)	$(40)

Basic net (loss) income per share:
Continuing operations	$(0.09)	$(0.20)	$(0.18)	$(0.28)
Discontinued operations	0.02	0.14	0.10	0.27
Basic net loss per share	$(0.07)	$(0.06)	$(0.08)	$(0.01)

Diluted net (loss) income per share:
Continuing operations	$(0.09)	$(0.20)	$(0.18)	$(0.28)
Discontinued operations	0.02	0.14	0.10	0.27
Diluted net loss per share	$(0.07)	$(0.06)	$(0.08)	$(0.01)

Weighted-average shares used in computing net (loss) income per share:
Basic	7,904	6,553	7,891	6,278
Diluted	7,904	6,553	7,891	6,278

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(592)	$(416)	$(665)	$(40)
Currency translation adjustment:
Unrealized net change arising during period	(99)	(180)	(333)	(252)
Total other comprehensive loss	(99)	(180)	(333)	(252)
Comprehensive loss	$(691)	$(596)	$(998)	$(292)

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	7,877,842	100	$15,740	$(2,712)	$(5,234)	$7,794
Net loss	-	-	-	(73)	-	(73)
Net other comprehensive loss	-	-	-	-	(234)	(234)
Stock-based compensation expense	-	-	74	-	-	74
Balance at March 31, 2024	7,877,842	100	$15,814	$(2,785)	$(5,468)	$7,561
Net loss	-	-	-	(592)	-	(592)
Net other comprehensive loss	-	-	-	-	(99)	(99)
Vesting of restricted stock units	40,443	-	(6)	-	-	(6)
Stock-based compensation expense	-	-	73	-	-	73
Balance at June 30, 2024	7,918,285	100	$15,881	$(3,377)	$(5,567)	$6,937

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Paid-In Capital	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	-	-	$-	$14,228	$-	$(5,024)	$9,204
Cumulative effect of adoption of accounting principle	-	-	-	(24)	-	-	(24)
Net income	-	-	-	373	-		373
Net other comprehensive loss	-	-	-	-	-	(72)	(72)
Stock-based compensation expense	-	-	-	18	-	-	18
Net transfer to parent	-	-	-	(1,217)	-	-	(1,217)
Balance at March 31, 2023	-	-	-	13,378	-	(5,096)	8,282
Net income (loss)	-	-	-	425	(841)	-	(416)
Net other comprehensive loss	-	-	-	-	-	(180)	(180)
Stock-based compensation expense	-	-	714	34	-	-	748
Net transfer to parent	-	-	-	(1,066)	-	-	(1,066)
Reclassification of Net parent investment	6,000,000	100	12,771	(12,771)	-	-	-
Issuance of common stock and Landmark warrant, net of costs	1,000,000	-	1,608	-	-	-	1,608
Vesting of restricted stock	143,823	-	(104)	-	-	-	(104)
Balance at June 30, 2023	7,143,823	100	$14,989	$-	$(841)	$(5,276)	$8,872

See accompanying notes to unaudited condensed consolidated financial statements.

Strong Global Entertainment, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(1,450)	$(1,734)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts	30	(26)
(Benefit from) provision for obsolete inventory	(38)	30
Provision for warranty	3	6
Depreciation and amortization	207	126
Gain on acquisition of ICS assets	(17)	-
Amortization and accretion of operating leases	94	32
Deferred income taxes	-	(432)
Stock-based compensation expense	147	766
Changes in operating assets and liabilities:
Accounts receivable	(387)	(45)
Inventories	(1,027)	395
Current income taxes	(51)	9
Other assets	1	438
Accounts payable and accrued expenses	1,262	2,594
Deferred revenue and customer deposits	304	(569)
Operating lease obligations	(100)	(38)
Net cash (used in) provided by operating activities from continuing operations	(1,022)	1,552
Net cash used in operating activities from discontinued operations	(572)	(2,139)
Net cash used in operating activities	(1,594)	(587)

Cash flows from investing activities:
Capital expenditures	(20)	(119)
Net cash used in investing activities from continuing operations	(20)	(119)
Net cash used in investing activities from discontinued operations	(59)	(283)
Net cash used in investing activities	(79)	(402)

Cash flows from financing activities:
Principal payments on short-term debt	(32)	-
Principal payments on long-term debt	(135)	(18)
Payments of withholding taxes for net share settlement of equity awards	(6)	(104)
Proceeds from initial public offering	-	2,411
Payments on finance lease obligations	(124)	(60)
Net cash transferred to parent	-	(2,283)
Net cash used in financing activities from continuing operations	(297)	(54)
Net cash provided by financing activities from discontinued operations	477	1,930
Net cash provided by financing activities	180	1,876

Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(11)	(132)
Net (decrease) increase in cash and cash equivalents from continuing operations	(1,339)	1,379
Net decrease in cash and cash equivalents from discontinued operations	(165)	(624)
Net (decrease) increase in cash and cash equivalents	(1,504)	755
Cash and cash equivalents from continuing operations at beginning of period	4,822	2,889
Cash and cash equivalents from continuing operations at end of period	$3,483	$4,268

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

On May 3, 2024, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”), pursuant to which FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI. As a result of the acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. See Note 3 for additional details.

On May 30, 2024, Fundamental Global and the Company entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction. Upon completion of the arrangement, the stockholders of the Company will receive 1.5 common shares of Fundamental Global for each share of the Company. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions, including any necessary stockholder approval. Following the closing, the Company will cease to exist, and the Company’s Common Shares will be delisted from NYSE American and deregistered under the Exchange Act.

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

Prior to the Separation, Strong Global Entertainment did not operate as a stand-alone company. For periods prior to the Separation, the operating results of Strong Global Entertainment have historically been disclosed as a reportable segment within the condensed consolidated financial statements of Fundamental Global enabling identification of directly attributable transactional information, functional departments and headcount. The combined balance sheets were primarily derived by reference to one, or a combination, of Strong Global Entertainment transaction-level information, functional department or headcount. Revenue and Cost of revenue were derived from transactional information specific to Strong Global Entertainment products and services. Directly attributable operating expenses were derived from activities relating to Strong Global Entertainment functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from Fundamental Global. The allocated costs for corporate functions included, but were not limited to, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Strong Global Entertainment level. These costs were allocated on a basis of revenue, headcount or other measures Strong Global Entertainment has determined as reasonable.

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

Allocations for management costs and corporate support services provided to Strong Global Entertainment prior to the Separation totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, all of which is included in general and administrative expenses. Following the Separation, Strong Global Entertainment operates as a stand-alone publicly traded company and the condensed consolidated financial statements for the periods after the Separation reflect the Company’s actual administrative costs of operating as an independent entity. The management of Strong Global Entertainment believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses prior to the Separation, reasonably reflect the utilization of services provided, or the benefit received by, Strong Global Entertainment during the periods presented. Nevertheless, the combined financial statements may not be indicative of Strong Global Entertainment’s future performance, do not necessarily include all of the actual expenses that would have been incurred had Strong Global Entertainment been an independent entity during the historical periods and may not reflect the results of operations, financial position, and cash flows had Strong Global Entertainment been a stand-alone company during the periods presented.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management determines the allowance for expected credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and provision for expected credit losses to be adjusted accordingly. The accounts receivable balances on the condensed consolidated balance sheets are net of an allowance for expected credit losses of $0.1 million and $40 thousand as of June 30, 2024 and December 31, 2023, respectively. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

Stock Compensation Plans

Prior to the Separation, the Company’s employees participated in Fundamental Global’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to Fundamental Global’s employees. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of the underlying common stock on the date of grant.

The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock from new stock issuances. No stock-based compensation cost was capitalized as a part of inventory during the three and six months ended June 30, 2024 and June 30, 2023.

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

The following tables present the Company’s financial assets measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements are classified, as of June 30, 2024 and December 31, 2023.

Fair values measured on a recurring basis at June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,483	$-	$-	$3,483
Total	$3,483	$-	$-	$3,483

Fair values measured on a recurring basis at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,822	$-	$-	$4,822
Total	$4,822	$-	$-	$4,822

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

Leases

The Company and its subsidiaries lease warehouse and office facilities and equipment under operating and finance leases expiring through 2037.

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

Recent Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

3. Discontinued Operations

Strong/MDI

On May 3, 2024, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”). FGAC’s currently issued and outstanding Class A restricted voting shares (the “Class A Restricted Voting Shares”) and share purchase warrants (the “Warrants”) are listed on the Toronto Stock Exchange (the “TSX”). In addition, FGAC has approximately 2.9 million Class B shares (the “Class B Shares”) issued and outstanding.

Pursuant to the Acquisition Agreement, FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI (the “MDI Acquisition”). As a result of the MDI Acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. The MDI Acquisition values Strong/MDI at a pre-money valuation of $30 million (as adjusted pursuant to the Acquisition Agreement, the “MDI Equity Value”). On Closing, FGAC will satisfy the Purchase Price (as defined in the Acquisition Agreement) with: (i) cash, in an amount equal to 25% of the net proceeds of a concurrent private placement, if any (the “Cash Consideration”), (ii) the issuance to the Company of preferred shares (“Preferred Shares”) with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance to the Company of that number of Common Shares equal to (a) the MDI Equity Value minus (x) the Cash Consideration and (y) the Preferred Shares, divided by (b) $10.00. The Purchase Price is also subject to a working capital adjustment, if any.

Management evaluated the classification of Strong/MDI as a discontinued operation as of June 30, 2024 and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for all periods presented.

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

Strong Studios

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

Management evaluated the classification of the content business as a discontinued operation as of December 31, 2023. The content business included employees and operations that were dedicated solely to that portion of the overall business. In addition, the Company’s accounting system and bank accounts were set up in a manner that allowed for the cash flows to be clearly distinguished from the rest of the entity. Management determined its content business is a component of an entity and represented a discontinued operation effective December 31, 2023. Accordingly, the content business has been included as part of discontinued operations for all periods presented. As noted above, management began implementing the exit plan in late December 2023. All employees of the content business were notified of the Company’s plans to exit the business in December and management immediately began working to implement the exit plan.

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

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its investments in the underlying projects in the future if they projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and management is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0.

The Safehaven series, a fully complete and readily marketable project under Strong Studios, was not transferred as part of the sale. The Safehaven series was completed in mid-2023, and the Company and the other investors in the series began marketing the project for sale during the second half of 2023. The parties were involved in a dispute relating to the financial management of the project. As a result of the dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities was adjusted to $0. In July 2024, the Company resolved the dispute, which did not result in any cash payments or a material impact to its financial statements. In addition, the Company maintained a right to receive distributions to recover its investment and to participate in series profits (if any), which could provide future economic benefit based on the success of the Safehaven series.

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total

Cash	$484	$-	$484	$649	$-	$649
Accounts receivable, net	2,919	-	2,919	2,948	27	2,975
Inventories	2,460	-	2,460	2,598	-	2,598
Other current assets	640	-	640	743	7	750
Property, plant and equipment, net	987	-	987	1,105	-	1,105
Operating lease right-of-use assets	4,334	-	4,334	4,443	-	4,443
Goodwill and intangible assets	906	-	906	903	-	903
Film & TV programming rights	-	-	-	-	906	906
Total assets of discontinued operations	$12,730	$-	$12,730	$13,389	$940	$14,329

Accounts payable and accrued expenses	$1,836	$-	$1,836	$2,376	$1,321	$3,697
Deferred revenue and customer deposits	304	-	304	469	-	469
Short-term debt	2,895	-	2,895	2,438	-	2,438
Long-term debt	-	-	-	-	71	71
Operating lease obligations	4,361	-	4,361	4,458	-	4,458
Deferred income tax liabilities, net	107	-	107	125	-	125
Total liabilities of discontinued operations	$9,503	$-	$9,503	$9,866	$1,392	$11,258

The major line items constituting the net loss from discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$3,940	$-	$3,940	$4,617	$6,379	$10,996
Cost of revenues	2,358	110	2,468	2,763	1,985	4,748
Gross profit	1,582	(110)	1,472	1,854	4,394	6,248
Selling and administrative expenses	1,145	204	1,349	899	3,600	4,499
Income (loss) from operations	437	(314)	123	955	794	1,749
Other expense	62	-	62	(487)	-	(487)
Income (loss) from discontinued operations before taxes	499	(314)	185	468	794	1,262
Income tax expense	(35)	-	(35)	(369)	-	(369)
Net income (loss) from discontinued operations	$464	$(314)	$150	$99	$794	$893

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$7,327	$-	$7,327	$8,051	$6,379	$14,430
Cost of revenues	4,394	205	4,599	4,895	1,985	6,880
Gross profit	2,933	(205)	2,728	3,156	4,394	7,550
Selling and administrative expenses	1,783	131	1,914	1,595	3,792	5,387
Loss (gain) on disposal of assets	2	-	2	-	(1)	(1)
Income (loss) from operations	1,148	(336)	812	1,561	603	2,164
Other income (expense)	141	-	141	(407)	-	(407)
Income (loss) from discontinued operations before taxes	1,289	(336)	953	1,154	603	1,757
Income tax expense	(168)	-	(168)	(63)	-	(63)
Net income (loss) from discontinued operations	$1,121	$(336)	$785	$1,091	$603	$1,694

4. Revenue

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2024 or December 31, 2023.

The following tables disaggregate the Company’s revenue by major source for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Screen system sales	$63	$52	$103	$123
Digital equipment sales	4,356	3,537	8,594	7,063
Extended warranty sales	30	49	87	100
Other product sales	333	156	633	278
Total product sales	4,782	3,794	9,417	7,564
Field maintenance and monitoring services	1,896	1,912	3,806	3,803
Installation services	1,236	1,038	2,172	1,840
Other service revenues	207	99	409	153
Total service revenues	3,339	3,049	6,387	5,796
Total	$8,121	$6,843	$15,804	$13,360

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, usually at time of shipment. However, revenue is recognized upon delivery for certain international shipments with longer shipping transit times because control transfers upon delivery to the customer. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. For contracts that are long-term in nature, management believes that the use of the percentage-of-completion method is appropriate as management has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Under the percentage-of-completion method, revenue is recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract.

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

Timing of revenue recognition

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Point in time	$6,527	$5,316	$12,613	$10,312
Over time	1,594	1,527	3,191	3,048
Total	$8,121	$6,843	$15,804	$13,360

At June 30, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2024 and immaterial amounts during 2025-2026.

The following tables summarize the Company’s revenue by geographic area for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
United States	$7,955	$6,721	$15,486	$13,139
Canada	12	10	19	10
Europe	140	75	266	137
Asia	-	-	3	-
Other	14	37	30	74
Total	$8,121	$6,843	$15,804	$13,360

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	7,904	6,553	7,891	6,278
Dilutive effect of stock options and certain non-vested restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	7,904	6,553	7,891	6,278

6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and components	$-	$-
Work in process	10	6
Finished goods	2,538	1,476
	$2,548	$1,482

The inventory balances are net of reserves of approximately $0.4 million as of both June 30, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	25
Benefit from inventory reserve during 2024	(38)
Inventory reserve balance at June 30, 2024	$371

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Buildings and improvements	$420	$418
Machinery and other equipment	671	654
Office furniture and fixtures	190	190
Total properties, cost	1,281	1,262
Less: accumulated depreciation	(852)	(775)
Property, plant and equipment, net	$429	$487

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Employee-related	$984	$972
Warranty obligation	33	62
Interest and taxes	208	199
Legal and professional fees	498	381
Other	579	98
Total	$2,302	$1,712

9. Debt

Short-term debt and long-term debt consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Short-term debt:
Revolving credit facility	$-	$-
Insurance debt	43	18
Total short-term debt	$43	$18

Long-term debt:
Tenant improvement loan	$108	$126
ICS promissory note	329	445
Total long-term debt	$437	$571
Less: current portion	(271)	(270)
Long-term debt, net of current portion	$166	$301

Installment Loans and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO.

On January 19, 2024, the Company entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims (as defined in the demand credit agreement). As of June 30, 2024, there was CAD$4.0 million, or approximately $2.9 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. The Company was in compliance with its debt covenants as of June 30, 2024. The Company has classified the principal outstanding on the revolving credit facility as part of discontinued operations since the outstanding balance will be transferred as part of the sale of Strong/MDI.

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

ICS Promissory Note

STS issued a $0.5 million promissory note in November 2023 in connection with the acquisition of ICS. The promissory note will be repaid in monthly installments through November 2025 and bears fixed interest of 5%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2024, are as follows (in thousands):

Remainder of 2024	$135
2025	253
2026	42
2027	7
Total	$437

10. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$65	$29	$130	$63
Interest on lease liabilities	26	14	53	25
Operating lease cost	54	22	119	40
Net lease cost	$145	$65	$302	$128

Other information	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$14	$53	$25
Operating cash flows from operating leases	$50	$19	$100	$38
Financing cash flows from finance leases	$62	$35	$124	$60

As of June 30, 2024
Weighted-average remaining lease term - finance leases (years)	1.9
Weighted-average remaining lease term - operating leases (years)	2.0
Weighted-average discount rate - finance leases	9.3%
Weighted-average discount rate - operating leases	5.6%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$100	$176
2025	131	600
2026	81	468
2027	14	-
Total lease payments	326	1,244
Less: Amount representing interest	(17)	(144)
Present value of lease payments	309	1,100
Less: Current maturities	(180)	(264)
Lease obligations, net of current portion	$129	$836

11. Income and Other Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2024 and December 31, 2023.

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

12. Stock Based Compensation

The Company recognizes compensation expense for all stock-based payment awards based on estimated grant date fair values. Stock-based compensation expense included in selling and administrative expenses approximated $0.1 million and $0.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2024. The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	156,000	$3.11	9.4	$-
Granted	-
Exercised	-
Forfeited	(12,500)	3.11
Expired	-
Outstanding at June 30, 2024	143,500	$3.11	8.9	$-
Exercisable at June 30, 2024	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total that would have been received by the option holders if all in-the-money options had been exercised and sold on the date indicated.

As of June 30, 2024, 143,500 stock option awards have not vested. Unrecognized compensation cost related to non-vested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

The Company estimates the fair value of restricted stock awards based upon the closing price of the underlying common stock on the date of grant. The following table summarizes restricted stock unit activity for the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	174,000	$3.52
Granted	66,664	1.50
Shares vested	(66,332)	3.69
Shares forfeited	(25,000)	3.11
Non-vested at June 30, 2024	149,332	$3.58

As of June 30, 2024, the total unrecognized compensation cost related to non-vested restricted stock unit awards was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

13. Commitments, Contingencies and Concentrations

Litigation

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, the Company agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of June 30, 2024, the Company has a loss contingency reserve of approximately $0.2 million, of which $0.1 million represents future payments on a settled case and the remaining $0.1 million represents Management’s estimate of its potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. Management does not expect the resolution of these cases to have a material adverse effect on its condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against the Company, certain affiliated entities, and certain current and former employees, officers and directors of the Company (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claimed seven causes of action, each claim against some, or all, of the Defendants. In July 2024, the Company entered into an agreement resulting in the settlement and dismissal of the Complaint. In connection with the settlement and dismissal, the Company did not make any cash payments to the Plaintiffs. In addition, the Company maintained a right to receive distributions to recover our investment and to participate in series profits (if any).

Concentrations

The Company’s top ten customers accounted for approximately 45% and 44% of consolidated net revenues during the three and six months ended June 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 61% of net consolidated receivables at June 30, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2024 and its net consolidated receivables as of June 30, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

14. Related Party Transactions

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

Strong/MDI manufactures its screens in an approximately 80,000 square-foot facility near Montreal, Quebec, Canada, which is owned by FG Holdings Quebec. Strong/MDI and FG Holdings Quebec have entered into a long-term lease agreement covering the Company’s continued use of the facility. Strong/MDI is expected to continue to lease the manufacturing facility subsequent to the closing of the MDI Acquisition.

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

On May 3, 2024, we entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”), pursuant to which FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI. As a result of the acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. As a result, we have presented the operating results of Strong/MDI as discontinued operations for all periods presented. See Note 3 for additional details.

On May 30, 2024, Fundamental Global and the Company entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction. Upon completion of the arrangement, our stockholders will receive 1.5 common shares of Fundamental Global for each share of Strong Global Entertainment. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions, including any necessary stockholder approval. Following the closing, the Company will cease to exist, and our Common Shares will be delisted from NYSE American and deregistered under the Exchange Act.

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

Results of Operations

Strong Studios and Strong/MDI, Inc are presented as discounted operations in the accompanying condensed consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

The following tables set forth our operating results for the periods indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenues	$8,121	$6,843	$1,278	18.7%
Cost of revenues	6,597	5,882	715	12.2%
Gross profit	1,524	961	563	58.6%
Gross profit percentage	18.8%	14.0%
Selling and administrative expenses	2,235	2,533	(298)	(11.8)%
Loss from operations	(711)	(1,572)	861	(54.8)%
Other expense, net	(25)	(16)	(9)	56.3%
Loss before income taxes	(736)	(1,588)	852	(53.7)%
Income tax expense	(6)	279	(285)	(102.2)%
Net loss from continuing operations	$(742)	$(1,309)	$567	(43.3)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net revenues	$15,804	$13,360	$2,444	18.3%
Cost of revenues	12,973	11,380	1,593	14.0%
Gross profit	2,831	1,980	851	43.0%
Gross profit percentage	17.9%	14.8%
Selling and administrative expenses	4,243	3,609	634	17.6%
Loss from operations	(1,412)	(1,629)	217	(13.3)%
Other expense, net	(32)	(24)	(8)	33.3%
Loss before income taxes	(1,444)	(1,653)	209	(12.6)%
Income tax expense	(6)	(81)	75	(92.6)%
Loss from continuing operations	$(1,450)	$(1,734)	$284	(16.4)%

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

Revenue increased 18.7% to $8.1 million in the second quarter of 2024 from $6.8 million in the second quarter of 2023. The increase from the prior year was due to $1.0 million of higher revenue from product sales and a $0.3 million increase in service revenue.

The increase in revenue from products was primarily due to $1.7 million of revenue as a result of the acquisition of the net assets of Innovative Cinema Solutions, LLC (“ICS”) in late 2023, partially offset by a decrease in other digital equipment sales.

The increase in revenue from services was primarily due to an increase in installation and warehouse services, which were up $0.2 million and $0.1 million, respectively, from the second quarter in the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services.

Gross Profit

Gross profit was $1.5 million or 18.8% of revenues in the second quarter of 2024 compared to $1.0 million or 14.0% in the second quarter of 2023.

Gross profit from product sales was $0.8 million or 16.9% of revenues for the second quarter of 2024 compared to $0.3 million or 6.6% of revenues for the second quarter of 2023. The increase in gross profit from product sales resulted from higher margins on digital equipment, primarily as a result of the ICS acquisition.

Gross profit from service revenue was $0.7 million or 21.4% of revenues for the second quarter of 2024 compared to $0.7 million or 23.3% of revenues for the second quarter of 2023. Gross profit percentage decreased from the prior year primarily due to changes in sales mix, as lower margins on installation services were partially offset by an increase in warehouse service margins.

Loss from Operations

Loss from operations was $0.7 million in the second quarter of 2024 compared to $1.6 million during the second quarter of 2023. Loss from operations improved during the current year as a result of the increase in gross profit and an overall reduction in administrative expenses, which was partially offset by an increase in selling expenses.

Administrative expenses were higher in the second quarter for 2023 largely due to one-time costs incurred upon the completion of the IPO in May 2023 which did not repeat in the current period. That reduction in administrative expenses was partially offset by higher general and administrative expenses in connection with operating as an independent public company following the Separation in May 2023 and increased legal and professional expenses in the current period incurred in connection with the pending sale of Strong/MDI and merger with Fundamental Global. The increase in selling expenses was primarily due to additional headcount, higher sales commissions and higher levels of sales and marketing activities including the acquisition of ICS.

Other Financial Items

Total other expense of $25,000 and $16,000 during the second quarter of 2024 and 2023, respectively, primarily consisted of interest expense.

Income tax expense was $6,000 during the second quarter of 2024 compared to an income tax benefit of $0.3 million during the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues

Revenue increased 18.3% to $15.8 million in the first half of 2024 from $13.4 million in the first half of 2023. The increase from the prior year was due to $1.9 million of higher revenue from product sales and a $0.6 million increase in service revenue.

The increase in revenue from products was primarily due to $3.3 million of revenue as a result of the acquisition of the net assets of ICS in late 2023, partially offset by a decrease in other digital equipment sales.

The increase in revenue from services was primarily due to an increase in installation and warehouse services, which were each up $0.3 million from the first half of the prior year as we have increased the scope of our offerings to better support our customers and to increase market share in cinema services.

Gross Profit

Gross profit was $2.8 million or 17.9% of revenues in the first half of 2024 compared to $2.0 million or 14.8% in the first half of 2023.

Gross profit from product sales was $1.5 million or 16.4% of revenues for the first half of 2024 compared to $0.7 million or 9.1% of revenues for the first half of 2023. The increase in gross profit from product sales resulted from higher margins on digital equipment, primarily as a result of the ICS acquisition.

Gross profit from service revenue was $1.3 million or 20.2% of revenues for the first half of 2024 compared to $1.3 million or 22.3% of revenues for the first half of 2023. Gross profit percentage decreased from the prior year primarily due to sales mix, as lower margins on installation services were partially offset by an increase in warehouse service margins.

Loss from Operations

Loss from operations was $1.4 million in the first half of 2024 compared to $1.6 million during the first half of 2023. Loss from operations improved during the current year as a result of the increase in gross profit, partially offset by an increase in selling and administrative expenses.

Administrative expenses increased year-over-year due to legal and professional expenses incurred in connection with the sale of Strong/MDI and the merger with Fundamental Global, and we incurred higher general and administrative expenses in connection with operating as an independent public company following the Separation in May 2023. These increases were partially offset by the recognition of certain one-time costs during the first half of 2023 incurred upon the completion of the IPO. The increase in selling expenses was primarily due to additional headcount, higher sales commissions and higher levels of sales and marketing activities, including the acquisition of ICS.

Other Financial Items

Total other expense of $32,000 and $24,000 during the first half of 2024 and 2023, respectively, primarily consisted of interest expense.

Income tax expense was $6,000 during the first half of 2024, compared to $0.1 million during the first half of 2023.

Liquidity and Capital Resources

During the past several years, we have primarily met our working capital and capital resource needs from operating cash flows and credit facilities, as well as our initial public offering. Our primary cash requirements involve operating expenses, working capital, capital expenditures, and other general corporate activities. We ended the second quarter of 2024 with total cash and cash equivalents of $3.5 million compared to $4.8 million as of December 31, 2023.

We believe that our existing sources of liquidity, including cash and cash equivalents, operating cash flow, credit facilities, receivables and other assets will be sufficient to meet our projected capital needs for at least the next twelve months. However, our ability to continue to meet our cash requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully, any unforeseen disruptions of cinemas, theme parks and other entertainment venues (such as those experienced with COVID-19), and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the variability and unpredictability of the current economic environment. In the event of a sustained market deterioration or declines in net sales or other events, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We may, depending on a variety of factors, including market conditions for capital raises, the trading price of our Class A Voting Common Shares without par value (“Common Shares”) and opportunities for uses of any proceeds, engage in additional public or private offerings of equity or debt securities to increase our capital resources. However, financial and economic conditions could limit our access to credit and impair our ability to raise capital, if needed, on acceptable terms or at all, and we cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of our debt as of June 30, 2024.

Debt

Installment Loans & Revolving Credit Facility

On January 19, 2024, we entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims. As of June 30, 2024, there was CAD$4.0 million, or approximately $2.9 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. We were in compliance with our debt covenants as of June 30, 2024. We have classified the principal outstanding on the revolving credit facility as part of discontinued operations since the outstanding balance will be transferred as part of the sale of Strong/MDI.

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations was $1.0 million during the first half of 2024 compared to net cash provided by operating activities from continuing operations of $1.6 million during the first half of 2023. Cash from operations decreased in comparison to the prior year period as improvements in results of operations from continuing operations were offset by changes in working capital from the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities from continuing operations was $20,000 and $0.1 million during the first half of 2024 and 2023, respectively, which consisted entirely of capital expenditures

Cash Flows from Financing Activities

Net cash used in financing activities from continuing operations was $0.3 million during the first half of 2024, which consisted of principal payments on debt and finance leases. Net cash used in financing activities from continuing operations was $0.1 million during the first half of 2023, which consisted of $2.3 million transferred to FG Group Holdings, $0.1 million of withholding taxes paid on the net settlement of RSUs vesting, and $0.1 million of principal payments on debt and finance leases, partially offset by net proceeds of our IPO of $2.4 million.

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

The following table sets forth reconciliations of net income under GAAP to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(592)	$(416)	$(665)	$(40)
Net income from discontinued operations	(150)	(893)	(785)	(1,694)
Net loss from continuing operations	(742)	(1,309)	(1,450)	(1,734)
Interest expense, net	21	17	55	31
Income tax (benefit) expense	6	(279)	6	81
Depreciation and amortization	104	67	207	126
EBITDA	(611)	(1,504)	(1,182)	(1,496)
Stock-based compensation expense	73	748	147	766
Transaction expenses	370	-	370	-
IPO expenses	-	475	-	475
Adjust gain on purchase of ICS	5	-	(17)	-
Foreign currency transaction loss (gain)	6	-	5	(528)
Adjusted EBITDA	$(157)	$(281)	$(677)	$(783)

Hedging and Trading Activities

Our primary exposure to foreign currency fluctuations pertains to our subsidiary in Canada. In certain instances, we may enter into a foreign exchange contract to manage a portion of this risk. We do not have any trading activities that include non-exchange traded contracts at fair value.

Seasonality

Generally, our revenue and earnings fluctuate moderately from quarter to quarter. As we increase our sales in our current markets, and as we expand into new markets in different geographies, it is possible we may experience different seasonality patterns in our business. As a result, the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of June 30, 2024 or December 31, 2023.

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

PART II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business operations, we are involved, from time to time, in certain legal disputes. Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, we agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to us in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of June 30, 2024, we have a loss contingency reserve of approximately $0.2 million, of which $0.1 million represents future payments on a settled case and the remaining $0.1 million represents our estimate of our potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. We do not expect the resolution of these cases to have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against the Company, certain affiliated entities, and certain current and former employees, officers and directors of the Company (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claims seven causes of action, each claim against some, or all, of the Defendants. In July 2024, we entered into an agreement resulting in the settlement and dismissal of the Complaint. In connection with the settlement and dismissal, we did not make any cash payments to the Plaintiffs. In addition, we maintained a right to receive distributions to recover our investment and to participate in series profits (if any).

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of the Company’s risk factors. As of the date of this filing there have been no material changes to the risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock we made during the quarter ended June 30, 2024. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the 2023 Share Compensation Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Still be Purchased Under the Plans or Programs

April 2024	-	$-	-	-
May 2024	3,350	1.75	3,350	-
June 2024	-	-	-	-
Quarter Ended June 30, 2024	3,350	$1.75	3,350	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith

2.1*†	Arrangement Agreement, including a Plan of Arrangement, by and between FG Holdings Quebec Inc., Strong Global Entertainment, Inc. and 1483530 B.C. LTD, dated May 31, 2024	8-K	2.1	June 3, 2024

10.1*	Acquisition Agreement by and among FG Acquisition Corp., Strong Global Entertainment, Inc., Strong/MDI Screen Systems, Inc., FGAC Investors LLC and CG Investments VII Inc., dated May 3, 2024	8-K	10.1	May 7, 2024

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.				X

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.				X

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.				X

101	The following materials from Strong Global Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income(unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).				X

104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

* Certain terms have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

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

STRONG GLOBAL ENTERTAINMENT, INC.

By:	/s/ MARK D. ROBERSON	By:	/s/ TODD R. MAJOR
	Mark D. Roberson		Todd R. Major
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 14, 2024	Date:	August 14, 2024

